Form 10QSB
period 1997-12-31
QUITMAN BANCORP INC
filed 1998-04-17
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997
                                                 -----------------

                                                        OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to           .
                                                 ----------    ----------

                           Commission File No. 0-23763


                              Quitman Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


         Georgia                                             58-2365866
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
 or Organization)                                        Identification No.)


                 100 West Screven Street, Quitman, Georgia 31643
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (912) 263-7538
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES                       NO      X
                                         ------                     -------

   Number of shares of Common Stock outstanding as of April 10, 1998: 661,250

Transitional Small Business Disclosure Format (check one)

                                     YES                       NO      X
                                         ------                     -------

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------
                                                                         Page(s)
                                                                         -------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................12

     Item 2.  Changes in Securities and Use of Proceeds.......................12

     Item 3.  Defaults upon Senior Securities.................................12

     Item 4.  Submission of Matters to a Vote of Security Holders.............12

     Item 5.  Other Information...............................................12

     Item 6.  Exhibits and Reports on Form 8-K................................12

     Signatures...............................................................13

                          PART I. FINANCIAL INFORMATION

         Quitman Bancorp, Inc. is a savings and loan holding company for Quitman Federal Savings Bank (the "Bank"), the wholly owned subsidiary of the registrant. The information required by Items 1 and 2 of Part I of Form 10-QSB has been omitted because the conversion of the Bank from the mutual to stock form of ownership and simultaneous issuance of shares of common stock of the registrant (the "Conversion"), as described in the registration statement filed on Form SB-2 (File No. 333-43063) with the Securities and Exchange Commission occurred after December 31, 1997. The Conversion was completed on April 2, 1998. Financial statements for the Bank for the three months ended December 31, 1997 and 1996 and at September 30 and December 31, 1997 are included with this form.

                          QUITMAN FEDERAL SAVINGS BANK

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                     ASSETS
                                     ------

                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                  1997          1997
                                                                               -----------    ---------
                                                                               (Unaudited)    (Audited)

Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                             $   187,066       108,650
   Interest-bearing deposits in other banks                                        464,465       548,158
                                                                               -----------   -----------
         Total Cash and Cash Equivalents                                           651,531       656,808
Investment securities:
   Available-for-sale                                                            3,279,380     3,046,109
   Held-to-maturity                                                                702,463       804,706
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                         33,794,751    33,325,719
Office properties and equipment, at cost, net of
   accumulated depreciation                                                        457,776       322,527
Real estate and other property acquired
   in settlement of loans                                                              -0-        63,915
Accrued interest receivable                                                        425,355       381,218
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                         227,700       227,700
Cash value of life insurance                                                       276,188       218,106
Other assets                                                                       219,000       145,356
                                                                               -----------   -----------

         Total Assets                                                          $40,034,144    39,192,164
                                                                               ===========   ===========

                        LIABILITIES AND RETAINED EARNINGS
                        ---------------------------------

Liabilities:
   Deposits                                                                    $34,992,108    34,470,803
   Advances from Federal Home Loan Bank                                          1,600,000     1,300,000
   Accrued interest payable                                                        296,353       272,346
   Income taxes payable                                                            103,266       114,766
   Other liabilities                                                                32,091        75,696
                                                                               -----------   -----------

      Total Liabilities                                                         37,023,818    36,233,611
                                                                               -----------   -----------

Equity:
   Retained Earnings                                                             3,000,080     2,952,560
   Unrealized gains (losses) on available-
      for-sale securities, net of deferred
         income taxes                                                               10,246         5,993
                                                                               -----------   -----------

      Total Equity                                                               3,010,326     2,958,553
                                                                               -----------   -----------
         Total Liabilities and Retained Earnings                               $40,034,144    39,192,164
                                                                               ===========   ===========

                          QUITMAN FEDERAL SAVINGS BANK

                              STATEMENTS OF INCOME
                              --------------------

                                             QUARTER ENDED DECEMBER 31,
                                             --------------------------
                                                   1997       1996
                                               ----------- -----------
                                               (Unaudited) (Unaudited)
Interest Income:
   Loans receivable:
      First mortgage loans                       $757,630    686,309
      Consumer and other loans                     29,228     24,136
   Interest on FHLMC Pool                              74        -0-
   Investment securities                           62,728     56,374
   Interest-bearing deposits                        5,750      5,541
   Federal funds sold                                  68        -0-
                                                 --------   --------

         Total Interest Income                    855,478    772,360
                                                 --------   --------

Interest Expense:
   Deposits                                       511,891    461,737
   Interest on Federal Home Loan
      Bank advances                                21,221     16,414
                                                 --------   --------

         Total Interest Expense                   533,112    478,151
                                                 --------   --------

Net Interest Income                               322,366    294,209

Provision for loan losses                           9,000      9,000
                                                 --------   --------

Net Interest Income After Provision for Losses    313,366    285,209
                                                 --------   --------

Non-Interest Income:
   Gain (loss) on sale of securities                   18        -0-
   Other income                                    16,379     11,516
                                                 --------   --------

         Total Non-Interest Income                 16,397     11,516
                                                 --------   --------

Non-Interest Expense:
   Compensation                                    72,745     59,432
   Other personnel expenses                        43,028     37,406
   Occupancy expenses of premises                   5,494      5,126
   Furniture and equipment expenses                16,204     18,803
   Federal deposit insurance                        5,303     17,711
   Other operating expenses                       104,308     73,773
                                                 --------   --------

         Total Non-Interest Expense               247,082    212,251
                                                 --------   --------

Income Before Income Taxes                         82,681     84,474
Provision for Income Taxes                         35,161     30,760
                                                 --------   --------
Net Income                                       $ 47,520     53,714
                                                 ========   ========

                          QUITMAN FEDERAL SAVINGS BANK

                              STATEMENTS OF EQUITY
                              --------------------


                                            UNREALIZED
                                              GAINS
                                            (LOSS) ON
                                            AVAILABLE-
                                             FOR-SALE
                                            SECURITIES
                                              NET OF
                                            APPLICABLE
                                RETAINED     DEFERRED
                                EARNINGS    INCOME TAXES     TOTAL
                                --------    ------------     -----

Balance, September 30, 1996    $2,689,761      (22,921)    2,666,840

Net Income                         53,714          -0-        53,714

Change In Unrealized Gains
   Losses) On Available-For-
   Sale Securities Net Of
   Applicable Deferred
   Income Taxes                       -0-       18,335        18,335
                               ----------   ----------    ----------

Balance, December 31, 1996
   (Unaudited)                 $2,743,475       (4,586)    2,738,889
                               ==========   ==========    ==========

Balance, September 30, 1997    $2,952,560        5,993     2,958,553

Net Income                         47,520          -0-        47,520

Change In Unrealized Gains
   Losses) On Available-For-
   Sale Securities Net Of
   Applicable Deferred
   Income Taxes                       -0-        4,253         4,253
                               ----------   ----------    ----------

Balances, December 31, 1997
   (Unaudited)                 $3,000,080       10,246     3,010,326
                               ==========   ==========    ==========

                          QUITMAN FEDERAL SAVINGS BANK

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                           QUARTER ENDED DECEMBER 31,
                                                           --------------------------
                                                                1997        1996
                                                            -----------   -----------
                                                            (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
   Net income                                               $   47,520        53,714
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                              14,185        16,071
      Provision for loan losses                                  9,000         9,000
      Amortization (Accretion) of securities and loans           2,755         2,464
      Gain on sale of foreclosed assets                         (3,012)          -0-

   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable       (44,137)        7,413
      Increase (Decrease) in accrued interest payable           24,007        33,034
      Increase (Decrease) in other liabilities                 (43,605)     (177,135)
      Increase (Decrease) in income taxes payable              (11,500)      (57,573)
      (Increase) Decrease in other assets                      (73,644)       96,819
                                                            ----------    ----------

         Net cash provided by operating activities             (78,431)      (16,193)
                                                            ----------    ----------

Cash Flows From Investing Activities:
   Capital expenditures                                       (149,434)          -0-
   Purchase of available-for-sale securities                  (230,102)     (346,175)
   Proceeds from sale of foreclosed property                    66,927           -0-
   Proceeds from maturity of held-to-maturity securities       100,000       300,000
   Net (increase) decrease in loans                           (478,032)     (487,699)
   Principal collected on mortgage-backed securities               572           -0-
   Increase in cash value of life insurance                    (58,082)      (51,937)
                                                            ----------    ----------

         Net cash provided (used) by investing activities     (748,151)     (585,811)
                                                            ----------    ----------

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                         521,305     1,092,944
   Proceeds from Federal Home Loan Bank advances               300,000           -0-
                                                            ----------    ----------

         Net cash provided (used) by financing activities      821,305     1,092,944
                                                            ----------    ----------

Net Increase (Decrease) in cash and cash equivalents            (5,277)      490,940

Cash and Cash Equivalents at Beginning of Period               656,808       765,250
                                                            ----------    ----------

Cash and Cash Equivalents at End of Period                  $  651,531     1,256,190
                                                            ==========    ==========

                          QUITMAN FEDERAL SAVINGS BANK

                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Preparation
         --------------------

         The financial statements included herein are for Quitman Federal Savings Bank (the "Bank").

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended December 31, 1997 is not necessarily indicative of the results which may be expected for the entire year.

         It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Bank for the year ended September 30, 1997.

2.       Plan of Conversion
         ------------------

         On October 14, 1997, the Bank's Board of Directors approved a plan ("Plan") to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank subject to approval by the Bank's members. The Plan, which included formation of the holding company, Quitman Bancorp, Inc., was subject to approval by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the SEC. The conversion was not completed until after December 31, 1997. Actual conversion costs will be accounted for as a reduction in gross proceeds.

         The Plan called for the common stock of the Bank to be purchased by the holding company and for the common stock of the holding company to be offered to various parties in an offering at a price of $10.00 per share.

         The stockholders of the holding company will be asked to approve a proposed stock option plan and a proposed restricted stock plan at a meeting of the stockholders after the conversion. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans, such issuances will be included in the earnings per share calculation; thus, the interests of existing stockholders would be diluted.

         The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal regulations.

         At the time of conversion, the Bank established a liquidation account (which is a memorandum account that does not appear on the balance sheet) in an amount equal to its retained income as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Financial Condition at December 31, 1997 and September 30, 1997

Total assets increased by $.8 million or 2.2% due primarily to loan growth of $.5 million or 1.4% in residential mortgages and consumer loans.

Deposits increased by $.5 million due primarily to increases in certificates of deposit. Advances from the Federal Home Loan Bank increased by $.3 million or 25.0% as a result of an increase in loan demand.

Total equity increased $51,000 as a result of net income for the three months ended December 31, 1997 and changes in the unrealized gain or loss on available-for-sale securities.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $27,000 at December 31, 1997 from $124,000 at September 30, 1997. The decrease was the result of three loans being reclassified to performing loans. At December 31, 1997, the Bank had no repossessed assets or real estate owned. The allowance for loan losses was $355,000 at December 31, 1997.

Comparison of the Results of Operations for the Three Months Ended December 31, 1997 and 1996

Net Income. Net income decreased by $7,000 or 13% from net income of $54,000 for the three months ended December 31, 1996 to net income of $47,000 for the same three months of fiscal 1997. This decrease is primarily the result of increased non-interest expense that more than offset increases in net interest income and non-interest income. The return on average assets decreased from .15% to .12% for the three months ended December 31, 1997 and 1996, respectively.

Net Interest Income. Net interest income increased $28,000 or 9.5%, from $294,000 for the three months ended December 31, 1996 to $322,000 for the three months ended December 31, 1997. The increase was primarily due to an increase in residential mortgages and consumer loans.

Interest Income. Interest income increased $83,000 for the three months ended December 31, 1997 compared to the same three months ended December 31, 1996. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 7.5%. This increase in average interest-earning assets added an additional $83,000 of interest income. The average yield on interest-earning assets increased moderately to 8.9% from 8.7% for the quarters ended December 31, 1997 and 1996, respectively.

Interest Expense. Interest expense increased $55,000 from $478,000 for the three months ended December 31, 1996 to $533,000 for the three months ended December 31, 1997. The increase in interest expense was attributable to an increase in interest-bearing liabilities of $2.7 million and a slight increase in the cost of funds of 18 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $2.5 million and $.3 million, respectively, from the three months ended December 31, 1996 to the three months ended December 31, 1997.

Non-Interest Income. Non-interest income increased by $5,000 primarily from an increase in service charges on deposit accounts of $1,000 and gain on the sale of other real estate of $3,000.

Non-Interest Expense. Non-interest expense increased by $35,000 primarily due to increased compensation and other personnel expense, advertising and contributions to local charitable and volunteer organizations. Our compensation and other personnel expense increased an aggregate of $19,000 between the periods as a result of year-end pay raises and our hiring of additional part time employees. Our advertising increased between the two periods primarily because the cost for our annual gift to customers (a form of advertising) was unusually low during the 1996 period. During the 1996 period, we were able to secure a bulk quantity of gifts at a large discount. We did not obtain such a favorable price during the 1997 period and we do not expect in the future to have as low an advertising expense as we did during the 1996 period. Our contributions during the three months ended December 31, 1996 were smaller by comparison due to the one-time deposit premium to recapitalize the SAIF that we expensed during the 1996 fiscal year and paid during November 1997.

Income Taxes. Income tax expense amounted to $30,000 for the three months ended December 31, 1996 compared to $35,000 for the three months ended December 31, 1997.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1997, the Bank had tangible capital, leverage, and total risk-based capital of 7.50%, 7.50% and 14.73%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 3.00% and 8.00%, respectively.

We have received a letter from our computer service vendor assuring us that the computer services of our vendor will properly function on January 1, 2000, the date that computer problems are expected to develop worldwide on computer systems that incorrectly identify the year 2000 as the year 1900 and incorrectly compute interest, payment or delinquency. However, our vendor, and other vendors, have not yet eliminated the year 2000 computer problem. Accurate data processing is essential to our operations and a lack of accurate processing by our vendor or by us could have a significant adverse impact on our financial condition and results of operation. We have also examined our computers to determine whether they will properly function on January 1, 2000 and do not believe that we will experience material costs to upgrade our computers to meet our requirements.

We have ordered an upgrade to our computer system that is intended to solve our internal year 2000 computer problem. We expect installation of this upgrade during the first calendar quarter of 1998 with year 2000 testing to occur by the end of the second calendar quarter of 1998. We are also awaiting updates from our computer service vendor concerning their progress with the year 2000 computer program. In the event our computer service vendor indicates that the year 2000 computer problem cannot be solved in time, we will try to locate a computer service vendor who has solved the year 2000 computer problem, or if that is not possible, to identify what steps we can take to minimize the negative impact the year 2000 computer problem could have on us.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          As described in the beginning of Part I of this report, the Conversion, including the initial public offering of the shares of the registrant, was not completed until April 2, 1998. At December 31, 1997, the offering had not commenced. Subsequent reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934 (such reports as Form 10-QSB will include a more complete report about the use of proceeds.

          The Conversion resulted in the issuance of 661,250 shares of common stock, $0.10 par value per share, at $10.00 per share for gross proceeds of $6,612,500. The referenced shares constitute all of the shares registered by means of a Form SB-2 (file no. 333-43063) that was declared effective on February 11, 1998. The offering of securities commenced on February 20, 1998 and ended on March 17, 1998. The registrant was assisted by Trident Securities, Inc. on a best efforts basis. Total expenses are estimated at $378,000. Of the net proceeds, one half was used by the registrant to purchase 100,000 shares of the common stock of its subsidiary bank with the proceeds going to the bank. In addition, $529,000 of the proceeds retained by the registrant was loaned by the registrant to the bank to enable the employee stock ownership plan of the bank to purchase 52,900 shares.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            QUITMAN BANCORP, INC.



Date: April 16, 1998                   By: /s/Melvin E. Plair
                                           -------------------------------------
                                           Melvin E. Plair
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                             Officer)
                                           (Duly Authorized Officer)



Date: April 16, 1998                  By:  /s/Peggy L. Forgione
                                           -------------------------------------
                                           Peggy L. Forgione
                                           Vice President and Controller
                                           (Chief Accounting Officer)