Form 10QSB
period 1998-03-31
QUITMAN BANCORP INC
filed 1998-05-14
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------
                                                        OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________.

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


                 100 West Screven Street, Quitman, Georgia 31643
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


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

                                      YES      X               NO
                                          -----------             ----------
   Number of shares of Common Stock outstanding as of April 10, 1998: 661,250

Transitional Small Business Disclosure Format (check one)

                                      YES                      NO      X
                                          ----------              ----------

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------

                                                                                                               Page(s)
                                                                                                               -------
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements................................................................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................12

     Item 2.  Changes in Securities and Use of Proceeds..........................................................12

     Item 3.  Defaults upon Senior Securities....................................................................12

     Item 4.  Submission of Matters to a Vote of Security Holders................................................12

     Item 5.  Other Information..................................................................................12

     Item 6.  Exhibits and Reports on Form 8-K...................................................................12

     Signatures..................................................................................................13

                          PART I. FINANCIAL INFORMATION

         Quitman Bancorp, Inc. is a savings and loan holding company for Quitman Federal Savings Bank (the "Bank"), the wholly owned subsidiary of the registrant. The information required by Items 1 and 2 of Part I of Form 10-QSB has been omitted because the conversion of the Bank from the mutual to stock form of ownership and simultaneous issuance of shares of common stock of the registrant (the "Conversion"), as described in the registration statement filed on Form SB-2 (File No. 333-43063) with the Securities and Exchange Commission occurred after March 31, 1998. The Conversion was completed on April 2, 1998. Financial statements for the Bank for the three months ended March 31, 1998 and 1997, the six months ended March 31, 1998 and 1997 and at September 30, 1997 and March 31, 1998 are included with this form.

         This Form 10-QSB includes forward-looking statements that involve inherent risks and uncertainties. Quitman Bancorp, Inc. cautions readers that a number of important factors could cause actual results to differ materially from those in the forward- looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which Quitman Bancorp, Inc., through the Bank, conducts its operations.

                          QUITMAN FEDERAL SAVINGS BANK

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                     ASSETS
                                     ------

                                                                                 MARCH 31,    SEPTEMBER 30,
                                                                                   1998          1997
                                                                                -----------   -------------
                                                                                (Unaudited)    (Audited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                             $   400,149       108,650
   Interest-bearing deposits in other banks                                      5,625,675       548,158
                                                                               -----------   -----------
         Total Cash and Cash Equivalents                                         6,025,824       656,808
Investment securities:
   Available-for-sale                                                            3,183,006     3,046,109
   Held-to-maturity                                                                700,411       804,706
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                         33,027,088    33,325,719
Office properties and equipment, at cost, net of
   accumulated depreciation                                                        464,394       322,527
Real estate and other property acquired
   in settlement of loans                                                          185,692        63,915
Accrued interest receivable                                                        361,905       381,218
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                         239,800       227,700
Cash value of life insurance                                                       297,788       218,106
Other assets                                                                       332,971       145,356
                                                                               -----------   -----------

         Total Assets                                                          $44,818,879    39,192,164
                                                                               ===========   ===========

                        LIABILITIES AND RETAINED EARNINGS
                        ---------------------------------

Liabilities:
   Deposits                                                                    $41,329,949    34,470,803
   Advances from Federal Home Loan Bank                                                -0-     1,300,000
   Accrued interest payable                                                        280,811       272,346
   Income taxes payable                                                             98,777       114,766
   Other liabilities                                                                36,284        75,696
                                                                               -----------   -----------

      Total Liabilities                                                         41,745,821    36,233,611
                                                                               -----------   -----------

Equity:
   Retained Earnings                                                             3,056,212     2,952,560
   Unrealized gains (losses) on available-
      for-sale securities, net of deferred
         income taxes                                                               16,846         5,993
                                                                               -----------   -----------

      Total Equity                                                               3,073,058     2,958,553
                                                                               -----------   -----------
         Total Liabilities and Retained Earnings                               $44,818,879    39,192,164
                                                                               ===========   ===========

                          QUITMAN FEDERAL SAVINGS BANK

                              STATEMENTS OF INCOME
                              --------------------

                                                        (UNAUDITED)                (UNAUDITED)
                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          MARCH 31,                 MARCH 31,
                                                -------------------------   -----------------------
                                                   1998          1997          1998          1997
                                                -----------   -----------   -----------   ---------
Interest Income:
   Loans receivable:
      First mortgage loans                       $  741,700      712,620     1,499,330    1,398,929
      Consumer and other loans                       28,492       27,391        57,720       51,527
   Interest on FHLMC Pool                                68           92           142           92
   Investment securities                             62,830       58,134       125,558      114,508
   Interest-bearing deposits                         20,503        6,530        26,253       12,071
   Federal funds sold                                   -0-          -0-            68          -0-
                                                 ----------   ----------    ----------   ----------
         Total Interest Income                      853,593      804,767     1,709,071    1,577,127
                                                 ----------   ----------    ----------   ----------

Interest Expense:
   Deposits                                         529,440      470,429     1,041,331      932,166
   Interest on Federal Home Loan
      Bank advances                                  15,401       12,900        36,622       29,314
                                                 ----------   ----------    ----------   ----------
         Total Interest Expense                     544,841      483,329     1,077,953      961,480
                                                 ----------   ----------    ----------   ----------

Net Interest Income                                 308,752      321,438       631,118      615,647

Provision for loan losses                             9,000        9,000        18,000       18,000
                                                 ----------   ----------    ----------   ----------

Net Interest Income After Provision for Losses      299,752      312,438       613,118      597,647
                                                 ----------   ----------    ----------   ----------


Non-Interest Income:
   Gain (loss) on sale of securities                    -0-           (2)           18           (2)
   Other income                                       9,440       11,933        25,819       23,449
                                                 ----------   ----------    ----------   ----------
         Total Non-Interest Income                    9,440       11,931        25,837       23,447
                                                 ----------   ----------    ----------   ----------

Non-Interest Expense:
   Compensation                                      77,901       64,221       150,646      123,653
   Other personnel expenses                          38,250       37,874        81,278       75,280
   Occupancy expenses of premises                     4,936        5,060        10,430       10,186
   Furniture and equipment expenses                  31,055       18,755        47,259       37,558
   Federal deposit insurance                          5,402        2,616        10,705       20,327
   Other operating expenses                          68,295       52,840       172,603      126,613
                                                 ----------   ----------    ----------   ----------
         Total Non-Interest Expense                 225,839      181,366       472,921      393,617
                                                 ----------   ----------    ----------   ----------

Income Before Income Taxes                           83,353      143,003       166,034      227,477
Provision for Income Taxes                           27,221       47,484        62,382       78,244
                                                 ----------   ----------    ----------   ----------
Net Income                                       $   56,132       95,519       103,652      149,234
                                                 ==========   ==========    ==========   ==========

                          QUITMAN FEDERAL SAVINGS BANK

                              STATEMENTS OF EQUITY
                              --------------------

                                                                               UNREALIZED
                                                                                  GAINS
                                                                                (LOSS) ON
                                                                                AVAILABLE-
                                                                                 FOR-SALE
                                                                                SECURITIES
                                                                                  NET OF
                                                                                APPLICABLE
                                                                  RETAINED       DEFERRED
                                                                  EARNINGS     INCOME TAXES    TOTAL
                                                                  --------     ------------    -----
Balance, September 30, 1996                                      $2,689,761      (22,921)    2,666,840

Net Income                                                          149,234          -0-       149,234

Change In Unrealized Gains
   (Losses) On Available-For-
   Sale Securities Net Of
   Applicable Deferred
   Income Taxes                                                         -0-      (10,142)      (10,142)
                                                                 ----------   ----------    ----------

Balance, March 31, 1997
   (Unaudited)                                                   $2,838,995      (33,063)    2,805,932
                                                                 ==========   ==========    ==========

Balance, September 30, 1997                                      $2,952,560        5,993     2,958,553

Net Income                                                          103,652          -0-       103,652

Change In Unrealized Gains
   (Losses) On Available-For-
   Sale Securities Net Of
   Applicable Deferred
   Income Taxes                                                         -0-       10,853        10,853
                                                                 ----------   ----------    ----------

Balances, March 31, 1998
   (Unaudited)                                                   $3,056,212       16,846     3,073,058
                                                                 ==========   ==========    ==========

                          QUITMAN FEDERAL SAVINGS BANK

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                 SIX MONTHS ENDED MARCH 31,
                                                                 --------------------------
                                                                     1998             1997
                                                                     ----             ----
                                                                  (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
   Net income                                                    $   103,652        149,234
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                    35,059         25,840
      Provision for loan losses                                       18,000         18,000
      Amortization (Accretion) of securities and loans                 8,438          5,028
      Gain on sale of foreclosed assets                               (3,012)           -0-

   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable              19,313         20,126
      Increase (Decrease) in accrued interest payable                  8,465          3,041
      Increase (Decrease) in other liabilities                       (39,412)      (229,721)
      Increase (Decrease) in income taxes payable                    (24,667)        26,544
      (Increase) Decrease in other assets                           (187,615)        55,574
                                                                 -----------    -----------
         Net cash provided by operating activities                   (61,779)        73,666
                                                                 -----------    -----------

Cash Flows From Investing Activities:
   Capital expenditures                                             (176,926)           -0-
   Purchase of available-for-sale securities                        (230,102)      (945,230)
   Proceeds from sale of foreclosed property                          66,927            -0-
   Proceeds from maturity of held-to-maturity securities             100,000        300,000
   Proceeds from maturity of available-for-sale securities           100,000        100,000
   Proceeds from sale of available-for-sale securities                   -0-        399,844
   Purchase of stock in Federal Home Loan Bank                       (12,100)        (8,600)
   Net (increase) decrease in loans                                   94,939     (1,353,747)
   Principal collected on mortgage-backed securities                   8,593            -0-
   Increase in cash value of life insurance                          (79,682)       (72,457)
                                                                 -----------    -----------
         Net cash provided (used) by investing activities           (128,351)    (1,580,190)
                                                                 -----------    -----------

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                             6,859,146      1,422,383
   Proceeds from Federal Home Loan Bank advances                     300,000            -0-
   Payments on Federal Home Loan advances                         (1,600,000)      (300,000)
                                                                 -----------    -----------
         Net cash provided (used) by financing activities          5,559,146      1,122,383
                                                                 -----------    -----------

Net Increase (Decrease) in cash and cash equivalents               5,369,016       (384,141)
Cash and Cash Equivalents at Beginning of Period                     656,808        765,250
                                                                 -----------    -----------
Cash and Cash Equivalents at End of Period                       $ 6,025,824        381,109
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flows Information:
   Cash Paid During The Period:
      Interest                                                   $ 1,069,488        958,439
      Income taxes                                                    90,109          1,000
   Non-Cash Investing Activities:
      Increase in unrealized gains on available-
         for-sale securities                                          19,531         10,142

                          QUITMAN FEDERAL SAVINGS BANK

                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Preparation
         --------------------

         The financial statements included herein are for Quitman Federal Savings Bank (the "Bank").

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six month period ended March 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

         It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Bank for the year ended September 30, 1997.

2.       Plan of Conversion
         ------------------

         On October 14, 1997, the Bank's Board of Directors approved a plan ("Plan") to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank subject to approval by the Bank's members. The Plan, which included formation of the holding company, Quitman Bancorp, Inc., was subject to approval by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the SEC. The conversion was not completed until after March 31, 1998. Actual conversion costs will be accounted for as a reduction in gross proceeds.

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

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Financial Condition at March 31, 1998 and September 30, 1997

Total assets increased by $5.6 million or 14.36% due primarily to the increase in cash and cash equivalents resulting from funds held in escrow for subscriptions to the capital stock to be issued by Quitman Bancorp, Inc., the Bank's newly formed holding company.

Deposits increased by $6.9 million due primarily to increases in certificates of deposit and escrow accounts for subscriptions to the capital stock to be issued by Quitman Bancorp, Inc., the Bank's newly formed holding company. Advances from the Federal Home Loan Bank in the amount of $1.6 million were repaid.

Total  equity  increased  by $114,505 as result of net income for the six months
ended  March  31,  1998  and  changes  in  the   unrealized   gain  or  loss  on
available-for-sale securities.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $15,000 at March 31, 1998 from $124,000 at September 30, 1997. The decrease was the result of four loans being reclassified to performing loans and one loan being added to non-accrual. At March 31, 1998, the Bank had real estate owned in the amount of $185,692. The allowance for loan losses was $364,000 at March 31, 1998.

Comparison of the Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net Income. Net income decreased by $39,000 or 41% from net income of $95,000 for the three months ended March 31, 1997 to net income of $56,000 for the three months ended March 31, 1998. This decrease is primarily the result of increased interest expense and non-interest expense that more than offset increases in interest income and non-interest income. The return on average assets decreased from 1.03% to .53% for the three months ended March 31, 1997 and 1998, respectively.

Net Interest Income. Net interest income decreased $13,000 or 4%, from $313,000 for the three months ended March 31, 1997 to $300,000 for the three months ended March 31, 1998. The decrease was primarily due to an increase in savings deposits.

Interest Income. Interest income increased $49,000 for the three months ended March 31, 1998 compared to the same three months ended March 31, 1997. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 5.1%. This increase in average interest-earning assets added an additional $49,000 of interest income. The average yield on interest-earning assets increased moderately to 9.1% from 8.7% for the three months ended March 31, 1998 and 1997, respectively.

Interest Expense. Interest expense increased $62,000 from $483,000 for the three months ended March 31, 1997 to $545,000 for the three months ended March 31, 1998. The increase in interest expense was due to an increase in interest-bearing liabilities of $7.3 million and a slight increase in the cost of funds of 20 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $2.4 million and decreased by $.3 million, respectively, from the three months ended March 31, 1997 to the three months ended March 31, 1998.

Non-Interest Income. Non-interest income decreased by $2,500 primarily from an decrease in late charges and service charges on deposit accounts of $1,800 and $700, respectively.

Non-Interest Expense. Non-interest expense increased by $44,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses . Our compensation and other personnel expense increased an aggregate of $14,000 between the periods as a result of year-end pay raises and our hiring of additional part time employees. Our furniture and equipment expense increased by $12,300 between the periods as a result of acquisition of new equipment which increased our depreciation cost by $11,000 and our repairs and maintenance cost increased by a $1,000. The increases in other operating expenses were primarily attributable to other real estate expenses in the amount of $8,000, increase in federal insurance premiums of $1,500, increase in other taxes of $1,700, increase in accounting and professional expense of $5,700, increase in communications expense of $1,000, all of which were offset somewhat by a decrease in advertising of $3,900.

Income Taxes. Income tax expense amounted to $47,000 for the three months ended March 31, 1997 compared to $27,000 for the three months ended March 31, 1998.

Comparison of the Results of Operations for the Six Months Ended March 31, 1998 and 1997

Net Income. Net income decreased by $45,000 or 30% from net income of $149,000 for the six months ended March 31, 1997 to net income of $103,000 for the same six months of fiscal 1998. This decrease is primarily the result of increased non-interest expense that more than offset increases in net interest income and non-interest income. The return on average assets decreased from .81% to .49% for the six months ended March 31, 1997 and 1998, respectively.

Net Interest Income. Net interest income increased $15,000 or 2.5%, from $598,000 for the six months ended March 31, 1997 to $613,000 for the six months ended March 31, 1998. The increase was primarily due to an increase in residential mortgages and consumer loans.

Interest Income. Interest income increased $132,000 for the six months ended March 31, 1998 compared to the same six months ended March 31, 1997. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 5.9%. This increase in average interest-earning assets added an additional $132,000 of interest income. The average yield on interest-earning assets increased moderately to 9.6% from 9.0% for the six months ended March 31, 1998 and 1997, respectively.

Interest Expense. Interest expense increased $116,000 from $961,000 for the six months ended March 31, 1997 to $1,078,000 for the six months ended March 31, 1998. The increase in interest expense was attributable to an increase in interest-bearing liabilities of $8.1 million and a slight increase in the cost of funds of 20 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $2.6 million and decreased by $.4 million, respectively, from the six months ended March 31, 1997 to the six months ended March 31, 1998.

Non-Interest Income. Non-interest income increased by $2,400 primarily from an increase in service charges on deposit accounts of $400 and gain on the sale of other real estate of $3,000, and partially offset by a decrease in late charges.

Non-Interest Expense. Non-interest expense increased by $79,000 primarily due to increased compensation and other personnel expense, advertising and contributions to local charitable and volunteer organizations. Our compensation and other personnel expense increased an aggregate of $33,000 between the periods as a result of year-end pay raises and our hiring of additional part time employees. Our advertising increased between the two periods primarily because the cost for our annual gift to customers (a form of advertising) was unusually low during the 1997 period. During the 1997 period, we were able to secure a bulk quantity of gifts at a large discount. We did not obtain such a favorable price during the 1998 period and we do not expect in the future to have as low an advertising expense as we did during the 1997 period. Our contributions during the six months ended March 31, 1997 were smaller by comparison due to the one-time deposit premium to recapitalize the SAIF that we expensed during the 1996 fiscal year and paid during November 1997.

Income Taxes. Income tax expense amounted to $78,000 for the six months ended March 31, 1997 compared to $62,000 for the six months ended March 31, 1998.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1998, the Bank had tangible capital, leverage, and total risk-based capital of 6.59%, 6.59% and 12.94%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 3.00% and 8.00%, respectively.

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

We have ordered an upgrade to our computer system that is intended to solve our internal year 2000 computer problem. We expect installation of this upgrade during the second calendar quarter of 1998 with year 2000 testing to occur by the end of the third calendar quarter of 1998. We are also awaiting updates from our computer service vendor concerning their progress with the year 2000 computer program. In the event our computer service vendor indicates that the year 2000 computer problem cannot be solved in time, we will try to locate a computer service vendor who has solved the year 2000 computer problem, or if that is not possible, to identify what steps we can take to minimize the negative impact the year 2000 computer problem could have on us.

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

          The Conversion resulted in the issuance of 661,250 shares of common stock, $0.10 par value per share, at $10.00 per share for gross proceeds of $6,612,500. The referenced shares constitute all of the shares registered by means of a Form SB-2 (file no. 333-43063) that was declared effective on February 11, 1998. The offering of securities commenced on February 20, 1998 and ended on March 17, 1998. The registrant was assisted by Trident Securities, Inc. on a best efforts basis. Fees and expenses paid to Trident Securities, Inc. totaled $150,054.

          Total expenses are estimated at $368,249, resulting in net proceeds of $6,244,251. These amounts and the following amounts are reasonable estimates. One half of the net proceeds, $3,122,125, was paid directly by the registrant to its subsidiary bank in return for 100,000 shares (100% of the issued and outstanding securities of the subsidiary bank). Of this amount, $10,000 constitutes capital stock of the bank and $3,112,125 constitutes paid in capital of the bank. The remaining one half of the net proceeds, $3,122,126, was retained by the registrant. Of this amount, $529,000 was a direct payment in the form of a loan by the registrant to its subsidiary bank to fund the purchase by the employee stock ownership plan of the bank of 52,900 shares of common stock of the registrant. The remaining amount, $2,593,126, was deposited by the registrant into an account at the subsidiary bank.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 QUITMAN BANCORP, INC.



Date: May 14,  1998              By:      /s/Melvin E. Plair
                                          --------------------------------------
                                          Melvin E. Plair
                                          President and Chief Executive Officer
                                          (Principal Executive and Financial
                                            Officer)
                                          (Duly Authorized Officer)



Date: May 14, 1998               By:      /s/Peggy L. Forgione
                                          --------------------------------------
                                          Peggy L. Forgione
                                          Vice President and Controller
                                          (Chief Accounting Officer)