Form 10QSB
period 1998-06-30
QUITMAN BANCORP INC
filed 1998-08-12
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

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

                          YES      X               NO
                                 -----                    -----

    Number of shares of Common Stock outstanding as of June 30, 1998: 661,250

Transitional Small Business Disclosure Format (check one)

                          YES                       NO      X
                                 -----                    -----

                              QUITMAN BANCORP, INC.

                                    Contents

                                                                       Page(s)
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements........................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation..10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................13

     Item 2.  Changes in Securities and Use of Proceeds..................13

     Item 3.  Defaults upon Senior Securities............................13

     Item 4.  Submission of Matters to a Vote of Security Holders........13

     Item 5.  Other Information..........................................13

     Item 6.  Exhibits and Reports on Form 8-K...........................13

     Signatures..........................................................14

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------

                                                                            JUNE 30,                 SEPTEMBER 30,
                                                                              1998                       1997
                                                                              ----                       ----
                                                                           (Unaudited)                 (Audited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                         $    249,309                    108,650
   Interest-bearing deposits in other banks                                   2,485,650                    548,158
                                                                           ------------              -------------
         Total Cash and Cash Equivalents                                      2,734,959                    656,808
Investment securities:
   Available-for-sale                                                         4,917,801                  3,046,109
   Held-to-maturity                                                             200,000                    804,706
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                      34,781,139                 33,325,719
Office properties and equipment, at cost, net of
   accumulated depreciation                                                     661,201                    322,527
Real estate and other property acquired
   in settlement of loans                                                           -0-                     63,915
Accrued interest receivable                                                     416,101                    381,218
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                      239,800                    227,700
Cash value of life insurance                                                    320,665                    218,106
Other assets                                                                    158,045                    145,356
                                                                           ------------               ------------
         Total Assets                                                      $ 44,429,711                 39,192,164
                                                                           ============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits                                                                $ 34,585,454                 34,470,803
   Advances from Federal Home Loan Bank                                             -0-                  1,300,000
   Accrued interest payable                                                     310,351                    272,346
   Income taxes payable                                                          78,768                    114,766
   Other liabilities                                                             90,211                     75,696
                                                                           ------------               ------------
      Total Liabilities                                                      35,064,784                 36,233,611
                                                                           ------------               ------------

Stockholders' Equity:
   Common stock, $.10 par value, 4,000,000
      shares authorized, 661,250 shares
      issued and outstanding                                                     66,125                        -0-
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                -0-                        -0-
   Additional paid in capital                                                 6,134,619
   Retained Earnings                                                          3,151,451                  2,952,560
   Unrealized gains (losses) on available-
      for-sale securities, net of deferred
         income taxes                                                            12,732                      5,993
                                                                           ------------               ------------
      Total Equity                                                            9,364,927                  2,958,553
                                                                           ------------               ------------
         Total Liabilities and Retained Earnings                           $ 44,429,711                 39,192,164
                                                                           ============               ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                (UNAUDITED)                      (UNAUDITED)
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                        ---------------------------      ----------------------------
                                                            1998            1997             1998            1997
                                                        -----------     -----------      -----------     ------------
Interest Income:
   Loans receivable:
      First mortgage loans                               $  753,663         712,305        2,252,991       2,111,234
      Consumer and other loans                               33,067          27,221           90,787          78,748
   Interest on FHLMC Pool                                        62              86              204             178
   Investment securities                                     66,848          59,686          192,406         174,194
   Interest-bearing deposits                                 52,784           5,208           79,037          17,279
   Federal funds sold                                           351             -0-              419             -0-
                                                         ----------     -----------       ----------      ----------
         Total Interest Income                              906,775         804,506        2,615,844       2,381,633
                                                         ----------     -----------       ----------      ----------

Interest Expense:
   Deposits                                                 511,219         481,762        1,552,550       1,413,928
   Interest on Federal Home Loan
      Bank advances                                             -0-          17,151           36,621          46,465
                                                         ----------      ----------       ----------      ----------
         Total Interest Expense                             511,219         498,913        1,589,171       1,460,393
                                                         ----------      ----------       ----------      ----------

Net Interest Income                                         395,556         305,593        1,026,673         921,240

Provision for loan losses                                     6,000           9,000           24,000          27,000
                                                         ----------      ----------       ----------      ----------
Net Interest Income After Provision for Losses              389,556         296,593        1,002,673         894,240
                                                         ----------      ----------       ----------      ----------


Non-Interest Income:
   Gain (loss) on sale of securities                            -0-             -0-               18              (2)
   Other income                                              14,475          10,534           40,294          33,983
                                                         ----------      ----------       ----------      ----------
         Total Non-Interest Income                           14,475          10,534           40,312          33,981
                                                         ----------      ----------       ----------      ----------

Non-Interest Expense:
   Compensation                                              82,202          64,169          232,848         187,822
   Other personnel expenses                                  71,254          39,283          152,532         114,563
   Occupancy expenses of premises                             5,079           4,677           15,509          14,863
   Furniture and equipment expenses                          32,746          17,049           80,005          54,607
   Federal deposit insurance                                  5,432           4,018           16,137          24,345
   Other operating expenses                                  61,249          45,158          233,852         171,771
                                                         ----------      ----------       ----------      ----------
         Total Non-Interest Expense                         257,962         174,354          730,883         567,971
                                                         ----------      ----------       ----------      ----------

Income Before Income Taxes                                  146,069         132,773          312,102         360,250
Provision for Income Taxes                                   50,829          45,061          113,211         123,305
                                                         ----------      ----------       ----------      ----------
Net Income                                              $    95,240          87,712          198,891         236,945
                                                        ===========      ==========       ==========      ==========

Earnings Per Share (Basic and Diluted)                  $       .14         N/A                  .30         N/A
                                                        ===========      ==========       ==========      ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                             UNREALIZED
                                                                                GAINS
                                                                              (LOSS) ON
                                                                             AVAILABLE-
                                                                              FOR-SALE
                                                                             SECURITIES
                                                                               NET OF
                                             ADDITIONAL                      APPLICABLE
                                 COMMON        PAID IN      RETAINED          DEFERRED
                                  STOCK        CAPITAL      EARNINGS        INCOME TAXES       TOTAL
                                  -----        -------      --------        ------------     ---------
Balance, September 30, 1996     $      -0-          -0-      2,689,761           (22,921)    2,666,840

Net Income                             -0-          -0-        236,945               -0-       236,945

Change In Unrealized Gains
   (Losses) On Available-For-
   Sale Securities Net Of
   Applicable Deferred
   Income Taxes                        -0-          -0-            -0-            14,433        14,433
                                ----------   ----------     ----------        ----------    ----------

Balance, June 30, 1997
   (Unaudited)                  $      -0-   $      -0-      2,926,706            (8,488)    2,918,218
                                ==========   ==========     ==========        ==========    ==========

Balance, September 30, 1997     $      -0-          -0-      2,952,560             5,993     2,958,553

Net Income                             -0-          -0-        198,891               -0-       198,891

Common stock issued,
   661,250 shares                   66,125    6,134,619            -0-               -0-     6,200,744

Change In Unrealized Gains
   (Losses) On Available-For-
   Sale Securities Net Of
   Applicable Deferred
   Income Taxes                        -0-          -0-            -0-             6,739         6,739
                                ----------   ----------     ----------        ----------    ----------

Balances, June 30, 1998
   (Unaudited)                  $   66,125    6,134,619      3,151,451            12,732     9,364,927
                                ==========   ==========     ==========        ==========    ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                          1998                             1997
                                                                       -----------                      ----------
                                                                       (Unaudited)                     (Unaudited)
Cash Flows From Operating Activities:
   Net income                                                           $  198,891                         236,945
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                          55,934                          35,610
      Provision for loan losses                                             24,000                          27,000
      Amortization (Accretion) of securities and loans                       9,756                           7,543
      Gain on sale of foreclosed assets                                     (7,102)                            -0-

   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable                   (34,883)                            (51)
      Increase (Decrease) in accrued interest payable                       38,005                          30,118
      Increase (Decrease) in other liabilities                              14,515                        (207,629)
      Increase (Decrease) in income taxes payable                          (42,556)                         11,604
      (Increase) Decrease in other assets                                  (12,689)                         63,976
                                                                        ----------                      ----------
         Net cash provided by operating activities                         243,871                         205,116
                                                                        ----------                      ----------
Cash Flows From Investing Activities:
   Capital expenditures                                                   (394,608)                            -0-
   Purchase of available-for-sale securities                            (2,432,535)                     (1,542,325)
   Proceeds from sale of foreclosed property                               256,709                             -0-
   Proceeds from maturity of held-to-maturity securities                   600,000                         750,000
   Proceeds from maturity of available-for-sale securities                 550,000                         100,000
   Proceeds from sale of available-for-sale securities                         -0-                         599,844
   Purchase of stock in Federal Home Loan Bank                             (12,100)                         (8,600)
   Net (increase) decrease in loans                                     (1,665,112)                     (2,074,519)
   Principal collected on mortgage-backed securities                        19,090                             -0-
   Increase in cash value of life insurance                               (102,559)                        (92,979)
                                                                        ----------                      ----------
         Net cash provided (used) by investing activities               (3,181,115)                     (2,268,579)
                                                                        ----------                      ----------
Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                                     114,651                       1,891,814
   Proceeds from Federal Home Loan Bank advances                           300,000                         400,000
   Payments on Federal Home Loan advances                               (1,600,000)                       (300,000)
   Common stock issued                                                   6,200,744                             -0-
                                                                        ----------                      ----------
         Net cash provided (used) by financing activities                5,015,395                       1,991,814
                                                                        ----------                      ----------
Net Increase (Decrease) in cash and cash equivalents                     2,078,151                         (71,649)
Cash and Cash Equivalents at Beginning of Period                           656,808                         765,250
                                                                       -----------                      ----------
Cash and Cash Equivalents at End of Period                              $2,734,959                         693,601
                                                                        ==========                      ==========
Supplemental Disclosures of Cash Flows Information:
   Cash Paid During The Period:
      Interest                                                          $1,551,166                       1,430,275
      Income taxes                                                         163,435                          61,000
   Non-Cash Investing Activities:
      Increase in unrealized gains on available-
         for-sale securities                                                 6,739                          14,443

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Preparation
         --------------------

         The financial statements included herein for the periods ended June 30, 1998 are for Quitman Bancorp, Inc. and Subsidiary. All financial statements included herein for periods ended prior to April 2, 1998 are for Quitman Federal Savings Bank (the "Bank").

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine month period ended June 30, 1998 is not necessarily indicative of the results which may be expected for the entire year.

         It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Bank for the year ended September 30, 1997.

2.       Plan of Conversion
         ------------------

         On October 14, 1997, the Bank's Board of Directors approved a plan ("Plan") to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank subject to approval by the Bank's members. The Plan, which included formation of the holding company, Quitman Bancorp, Inc., was subject to approval by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the SEC. The conversion was completed on April 2, 1998. Actual conversion costs were accounted for as a reduction in gross proceeds.

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

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Quitman Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements" including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks described above involved in the foregoing.

         The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Comparison of Financial Condition at June 30, 1998 and September 30, 1997

Total assets increased by $5.2 million or 13.36% due primarily to the increase in cash and cash equivalents, investment securities and loans resulting from funds received from capital stock issued by Quitman Bancorp, Inc., the Bank's newly formed holding company.

Advances from the Federal Home Loan Bank in the amount of $1.6 million were repaid.

Total equity increased by $5,877,374 as result of net income for the nine months ended June 30, 1998, changes in the unrealized gain or loss on available-for-sale securities, and capital stock issued, reduced by a guaranty of a loan to the Bank's employee stock ownership plan.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $16,000 at June 30, 1998 from $124,000 at September 30, 1997. The decrease was the result of five loans being reclassified to performing loans and three loans being added to non-accrual. The allowance for loan losses was $370,000 at June 30, 1998.

     Comparison of the Results of Operations for the Three Months Ended June 30, 1998 and 1997

Net Income. Net income increased by $7,000 or 8.6% from net income of $88,000 for the three months ended June 30, 1997 to net income of $95,000 for the three months ended June 30, 1998. This increase is primarily the result of increased interest income and non-interest income that were reduced by increases in interest expense and non-interest expense. The return on average assets decreased from .93% to .90% for the three months ended June 30, 1997 and 1998, respectively.

Net Interest Income. Net interest income increased $90,000 or 29.4%, from $306,000 for the three months ended June 30, 1997 to $396,000 for the three months ended June 30, 1998. The increase was primarily due to an increase in loans.

Interest Income. Interest income increased $102,000 for the three months ended June 30, 1998 compared to the same three months ended June 30, 1997. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 11.6%. This increase in average interest-earning assets added an additional $102,000 of interest income. The average yield on interest-earning assets increased moderately to 9.0% from 8.9% for the three months ended June 30, 1998 and 1997, respectively.

Interest Expense. Interest expense increased $12,000 from $499,000 for the three months ended June 30, 1997 to $511,000 for the three months ended June 30, 1998. The increase in interest expense was due to an increase in interest-bearing liabilities of $1.2 million and a slight increase in the cost of funds of 20 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $1.8 million and decreased by $1.1 million, respectively, from the three months ended June 30, 1997 to the three months ended June 30, 1998.

Non-Interest Income. Non-interest income increased by $3,900 primarily from gain realized on the sale of foreclosed property in the amount of $4,100.

Non-Interest Expense. Non-interest expense increased by $84,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses . Our compensation and other personnel expense increased an aggregate of $50,000 between the periods as a result of year-end pay raises, hiring of additional part time employees, and accrued contributions in the amount of $30,000 to our employees stock ownership plan. These accrued contributions commenced in April 1998. Our furniture and equipment expense increased by $16,000 between the periods as a result of acquisition of new equipment which increased our depreciation cost by $11,000 and our repairs and maintenance cost increased by a $5,000. The increases in other operating expenses were primarily attributable to an increase in office supplies expense in the amount of $7,000, and expense of the holding company in the amount of $9,000. We expect non-interest expense to increase in the future due to the employee stock ownership plan and the holding company's expense of being a public company.

Income Taxes. Income tax expense amounted to $45,000 for the three months ended June 30, 1997 compared to $51,000 for the three months ended June 30, 1998.

Comparison of the Results of Operations for the Nine Months Ended June 30, 1998 and 1997

Net Income. Net income decreased by $38,000 or 16% from net income of $237,000 for the nine months ended June 30, 1997 to net income of $199,000 for the same nine months of fiscal 1998. This decrease is primarily the result of increased non-interest expense that more than offset increases in net interest income and non-interest income. The return on average assets decreased from .85% to .63% for the nine months ended June 30, 1997 and 1998, respectively.

Net Interest Income. Net interest income increased $105,433 or 11.4%, from $921,240 for the nine months ended June 30, 1997 to $1,026,673 for the nine months ended June 30, 1998. The increase was primarily due to an increase in residential mortgages and consumer loans.

Interest Income. Interest income increased $234,000 for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 12.75%. This increase in average interest-earning assets added an additional $234,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.7% from 8.9% for the nine months ended June 30, 1998 and 1997, respectively.

Interest Expense. Interest expense increased $129,000 from $1,460,000 for the nine months ended June 30, 1997 to $1,589,000 for the nine months ended June 30, 1998. The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities of $1.7 million and a slight increase in the cost of funds of 20 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $1.8 million and decreased by $.6 million, respectively, from the nine months ended June 30, 1997 to the nine months ended June 30, 1998.

Non-Interest Income. Non-interest income increased by $6,000 primarily from gain on the sale of other real estate of $7,100, and partially offset by a decrease in late charges.

Non-Interest Expense. Non-interest expense increased by $163,000 primarily due to increased compensation and other personnel expense, advertising and contributions to local charitable and volunteer organizations. Our compensation and other personnel expense increased an aggregate of $83,000 between the periods as a result of year-end pay raises, our hiring of additional employees and accrual of $30,000 in contributions to our newly formed employee stock ownership plan. Our advertising increased between the two periods primarily because the cost for our annual gift to customers (a form of advertising) was unusually low during the 1997 period. During the 1997 period, we were able to secure a bulk quantity of gifts at a large discount. We did not obtain such a favorable price during the 1998 period and we do not expect in the future to have as low an advertising expense as we did during the 1997 period. Our contributions during the nine months ended June 30, 1997 were smaller by comparison due to the one-time deposit premium to recapitalize the SAIF that we expensed during the 1996 fiscal year and paid during November 1997. Furniture and equipment expense increased between the two periods by $25,000, primarily due to depreciation on new equipment and increased repair and maintenance costs.

Income Taxes. Income tax expense amounted to $123,000 for the nine months ended June 30, 1997 compared to $113,000 for the nine months ended June 30, 1998.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1998, the Bank had tangible capital, leverage, and total risk-based capital of 13.11%, 13.11% and 24.95%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 3.00% and 8.00%, respectively.

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

We ordered an upgrade to our computer system that is intended to solve our internal year 2000 computer problem. This upgrade was installed during the second calendar quarter of 1998 with year 2000 testing to occur by the end of the third calendar quarter of 1998. We are also awaiting updates from our computer service vendor concerning their progress with the year 2000 computer program. In the event our computer service vendor indicates that the year 2000 computer problem cannot be solved in time, we will try to locate a computer service vendor who has solved the year 2000 computer problem, or if that is not possible, to identify what steps we can take to minimize the negative impact the year 2000 computer problem could have on us. Our estimated cost of the year 2000 compliance is $10,000. The amount paid as of June 30, 1998 is $2,688.

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

                  Total expenses were $411,756, resulting in net proceeds of $6,200,744. One half of the net proceeds, $3,100,372, was paid directly by the registrant to its subsidiary bank in return for 100,000 shares (100% of the issued and outstanding securities of the subsidiary bank). Of this amount, $10,000 constitutes capital stock of the bank and $3,090,372 constitutes paid in capital of the bank. The remaining one half of the net proceeds, $3,090,372, was retained by the registrant. Of this amount, $529,000 was a direct payment in the form of a loan by the registrant to its subsidiary bank to fund the purchase by the employee stock ownership plan of the bank of 52,900 shares of common stock of the registrant. The remaining amount, $2,561,372, was deposited by the registrant into an account at the subsidiary bank.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             QUITMAN BANCORP, INC.



Date: August 12, 1998        By:  /s/Melvin E. Plair
                                  ----------------------------------------------
                                  Melvin E. Plair
                                  President and Chief Executive Officer
                                  (Principal Executive and Financial Officer)
                                  (Duly Authorized Officer)



Date: August 12, 1998        By:  /s/Peggy L. Forgione
                                  ----------------------------------------------
                                  Peggy L. Forgione
                                  Vice President and Controller
                                  (Chief Accounting Officer)