Form 10KSB40
period 1998-09-30
QUITMAN BANCORP INC
filed 1998-12-28
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For  the fiscal year ended September 30, 1998
                                ------------------

[ ]  Transition  report   pursuant  to  section  13  or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from           to          .
                                                         ---------    ----------

                           Commission File No. 0-23763

                              Quitman Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

     Georgia                                                58-2365866
---------------------------------------------               ------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
     or Organization)                                       Identification No.)

100 West Screven Street, Quitman, Georgia                       31643
-----------------------------------------                   --------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:             (912) 263-7538
                                                            ----------------

Securities registered under Section 12(b) of the Exchange Act:          None
                                                                       ------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO   .
    ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,613,715

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 16, 1998, was $6.2 million.

     As of December 16, 1998, there were issued and outstanding 661,250 shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES    NO  X
                                                                   ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1998. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1998. (Parts II and III)

                                     PART I

         Quitman Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business

General

         The Company is a Georgia-chartered corporation organized in December 1997 at the direction of Quitman Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 2, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank, which was founded in 1936 under the name Quitman Federal Savings and Loan Association, is a federally chartered stock savings bank headquartered in Quitman, Georgia. The Bank obtained its current name in November 1997. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the

Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the 12 regional banks in the FHLB System.

         The Bank attracts deposits from the general public (primarily certificates of deposit) and uses those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate. The Bank also originates consumer, commercial and construction loans and uses borrowings to fund loans.

Competition

         The Bank is one of many financial institutions serving its market area of Brooks County and parts of Lowdnes County, Georgia. The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:


                                                     At September 30,
                                           ------------------------------------
                                                 1998               1997
                                           ----------------   -----------------
                                           Amount   Percent   Amount    Percent
                                           ------   -------   ------    -------
                                                 (Dollars in thousands)
Type of Loans:
Real estate loans:
  One-to-four family residential.......    $27,073    70.69%  $23,656    68.09%
  Multi-family (5 or more) dwelling....        810     2.11       699     2.01
  Non residential......................      5,339    13.94     5,394    15.52
  Construction.........................      3,433     8.96     3,655    10.52
  FHLMC pools..........................          3     0.01         4     0.01
Share loans............................        557     1.45       470     1.35
Consumer ..............................      1,089     2.84       867     2.50
                                            ------    -----    ------    -----
                                            38,304   100.00%   34,745   100.00%
                                            ------   ======    ------   ======
Less:
  Loans in process.....................      1,489              1,023
  Allowance for loan losses............        370                346
  Deferred loan origination fees
   and costs...........................         48                 50
                                            ------             ------
Total loans, net.......................    $36,397            $33,326
                                            ======             ======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 1998. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                           Non
                           Residential Residential Construction  Other   Total
                           ----------- ----------- ------------  -----   -----
                                           (In thousands)
Amounts due:
Within 1 year...............  $ 3,594    $1,917      $3,410     $  903  $ 9,824
Over 1 to 5 years...........   15,167     1,760          79        671   17,677
Over 5 years................    8,986     1,475          74        268   10,803
                               ------     -----      ------      -----   ------
  Total amount due..........  $27,747    $5,152      $3,563     $1,842   38,304
                               ======     =====       =====      =====   ------

Less:
Allowance for loan losses...                                                370
Loans in process............                                              1,489
Deferred loan fees..........                                                 48
                                                                        -------
  Loans receivable, net.....                                            $36,397
                                                                         ======


         The following table sets forth the dollar amount of all loans due after September 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                      Floating or
                                       Fixed Rates  Adjustable Rates    Total
                                       -----------  ----------------    -----
                                                     (In thousands)
Real estate:
  Residential.........................   $23,863         $290         $24,153
  Non-residential.....................     3,235           --           3,235
                                          ------        -----          ------


Non real estate:
  Share loans.........................        78           --              78
  Consumer............................       778           --             778
                                         -------        -----         -------
                                         $27,954         $290         $28,244
                                          ======          ===          ======



         One- Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 85% of the appraised market value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 80%. The Bank primarily originates and retains fixed-rate balloon loans having terms of 3 or 5 years, with principal and interest payments calculated using up to a 25-year amortization period. Because of the amortization period, relatively short term and renewability of there loans, there are similarities between these loans and ARMs, particularly from the Bank's asset/liability management perspective. The Bank occasionally originates 15 year fixed-rate loans.

         The interest rate on the Bank's ARM loans is based on an index plus a stated margin. The Bank may offer discounted initial interest rates on ARM loans but it requires that the borrower qualify for the ARM loan at the fully indexed rate (the index rate plus the margin). ARM loans provide for periodic interest rate adjustments upward or downward.

         ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 1998, less than 10% of the one- to four-family residential loans that the Bank held had adjustable rates of interest.

         All of the Bank's loans are originated for the Bank's portfolio. The Bank does not conform its loans to the standards that are used in the mortgage industry that would allow its loans to be readily sold into the secondary market since it does not expect to sell its loans. For example, the Bank's lending policy does not require its borrowers to obtain private mortgage insurance on the amount of a loan that exceeds the typical loan to value ratios used in the mortgage loan industry and the Bank may lend money to individuals based on its review of personal circumstances that other lenders might not consider.

         Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Residential Construction Loans. The Bank makes residential construction loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. No principal payments are required during construction. After that time, the payments are set at an amount that will repay the loan over the term of the loan. The maximum loan-to-value ratio is 85%. Because residential construction loans are not rewritten if permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be paid off over terms of 3 to 5 years with an amortization period of 25 years.

         The Bank also originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans typically are made for a term of six months after which the Bank allows one extension of six months. If after one year a unit remains unsold, the Bank requires that the builder make a 10% principal reduction payment and the Bank either then allows the builder to make interest payments for 90 days before he is required to make another principal reduction payment, or the builder may choose that the Bank treat the loan as a regular loan, pursuant to which he will make monthly payments for the full term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience has been that most speculative loans are repaid well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 75%. At September 30, 1998 the Bank's largest speculative loan was $65,000, drawn on a line of credit, and was performing in accordance with its terms.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan. For speculative loans that the Bank originates to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and general economic conditions.

     Non-Residential Real Estate Loans. The Bank's non-residential real estate loans consist of commercial business loans and farm real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. Farm loans are secured by the farm land. These loans generally have not exceeded $500,000 or had terms greater than 25 years.

     Commercial and farm real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. For commercial real estate these risks can be significantly affected by supply and demand conditions in the market for office retail space and may also be subject to adverse conditions in the economy. For loans secured by farm real estate, repayment may be affected by weather conditions, government policies, and subsidies concerning farming. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers who are otherwise well known to the Bank, and generally limits the loan to value ratio to 80%.

     Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers and because these loans provide higher interest rates and shorter terms than many of the Bank's other loans. The Bank's consumer loans consist of home equity, automobile, and mobile home loans and are generally in smaller dollar amounts than the Bank's other loans.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

     Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of all 5 directors on the board, approves all loans. Mr. Plair, the Bank's President, has loan authority to approve consumer loans of up to $5,000.

     Loan Commitments. At September 30, 1998, commitments to cover originations of mortgage loans totalled $1.5 million. The Bank believes that virtually all of its commitments will be funded.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At September 30, 1998, the aggregate loans outstanding of the Bank's five largest borrowers have outstanding balances of between $399,000 and $592,000.

Nonperforming and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in the Bank's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of SFAS 15. For the year ended September 30, 1998, there was $7,146 in interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans; however, interest income on these loans, which is recorded only when received, was $3,372.
                                                        At September 30,
                                                    1998          1997
                                 (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Construction loans............................   $    15       $   --
  One- to four-family residential...............        88           73
  All other mortgage loans......................        --           51
Non-mortgage loans:
  Commercial....................................        --           --
  Consumer......................................        --           --
                                                    ------        -----
Total...........................................   $   103       $  124
                                                    ======        =====
Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  Construction loans............................   $    15       $   58
  One- to four-family residential...............       185          249
  All other mortgage loans......................        --           25
Non-mortgage loans:
  Commercial....................................        --           --
  Consumer......................................        10           21
                                                    ------        -----
Total...........................................   $   210       $  353
                                                    ======        =====
Total non-accrual and accrual loans.............   $   313       $  477
                                                    ======        =====
Real estate owned...............................   $    --       $   64
                                                    ======        =====
Other non-performing assets.....................   $    --       $   --
                                                    ======        =====
Total non-performing assets.....................   $   313       $  541
                                                      ====        =====
Total non-performing loans to total loans, net..       .86%        1.43%
                                                      ====        =====
Total non-performing loans to total assets......       .72%        1.22%
                                                      ====        =====
Total non-performing assets to total assets.....       .72%        1.38%
                                                      ====        =====



         Classified Assets. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as the Bank are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1998, the Bank had $99,000, $551,000, $0, and $0 of loans classified as special mention, substandard, doubtful and loss, respectively.

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience, (ii) known and inherent risks in the Bank's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         The Bank monitors its allowance for loan losses and make additions to the allowance as economic conditions dictate. Although the Bank maintains the Bank's allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination as to the amount of allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

         The following table illustrates the allocation of the allowance for loan losses for each category of loans. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                At September 30
                                  --------------------------------------------
                                            1998                  1997
                                  -----------------------  -------------------
                                               Percent of          Percent of
                                                Loans in            Loans in
                                                  Each                Each
                                                Category            Category
                                                to Total            to Total
                                   Amount        Loans       Amount  Loans
                                   ------        -----       ------  -----
                                              (Dollars in thousands)
At end of period allocated to:
  One- to four-family...........   $ 262         70.7%       $ 231      68.1%
  Multi-family..................       7          2.0            7       2.0
  Other real estate.............      85         22.9           90      26.1
  Consumer......................      16          4.4           18       3.8
                                   -----        -----        -----     -----
     Total allowance............   $ 370        100.0%       $ 346     100.0%
                                    ====        =====         ====     =====





         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:
                                                     At September 30,
                                                 ----------------------
                                                    1998         1997
                                                 --------       -------
                                                 (Dollars in thousands)

Total loans, net.............................     $36,397       $33,326
                                                   ======        ======
Average loans outstanding....................     $34,862       $32,065
                                                   ======        ======

Allowance balances (at beginning of period)..     $   346       $   210
Provision:
  Residential................................          17            94
  Non-residential............................           6            35
  Consumer...................................           1             7
Net charge-offs (recoveries):
  Residential................................          --            --
  Non-residential............................          --            --
  Consumer...................................          --            --
                                                   ------        ------
Allowance balance (at end of period).........     $   370       $   346
                                                   ======        ======
Allowance for loan losses as a percent
  of total loans outstanding.................        1.01%         1.03%
Net loans charged off as a percent of
  average loans outstanding..................          --           --

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company classifies its investment securities as "available-for-sale" or "held-to- maturity" in accordance with SFAS No. 115.

         The Company's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States government agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Company ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities available-for-sale and held-to-maturity portfolios, and FHLB stock at the dates indicated.
                                                         At September 30,
                                                       --------------------
                                                        1998          1997
                                                       ------       -------
                                                          (In thousands)

Investment securities:
 U.S. Government securities available-for-sale..      $  714        $  904
 U.S. Government securities held-to-maturity....          --           100
 U.S. Agency securities available-for-sale......       4,409         1,600
 U.S. Agency securities held-to-maturity........         200           705
   Total investment securities..................       5,323         3,309
Interest-bearing deposits.......................         203           548
FHLB stock......................................         240           228
Mortgage-backed securities available-for-sale...         518           542
Mortgage-backed securities held-to-maturity.....          --            --
                                                       -----         -----
   Total investments............................      $6,284        $4,627
                                                       =====         =====

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Company's investments at September 30, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                             One Year or Less   One to Five Years Five to Ten Years  More than Ten Years Total Investment Securities
                             -----------------  ----------------- -----------------  ------------------- ---------------------------
                             Carrying Average   Carrying Average  Carrying   Average  Carrying  Average   Carrying  Average  Market
                               Value   Yield      Value   Yield     Value     Yield     Value    Yield      Value    Yield    Value
                              ------- -------    ------- -------   -------   -------   -------  -------    -------  -------  ------
                                                        (Dollars in thousands)
Investment securities:
  U.S. Government securities.$   --      --%    $  714    6.23%   $   --        --%     $ --      --%      $  714    6.23%   $  714
  U. S. Agency securities.... 1,255    6.12      3,353    6.10        --        --        --       --       4,608     6.11    4,608
  Corporate notes and bonds..    --      --         --      --        --        --        --       --          --       --       --
  Other securities(1)........    --      --         --      --        --        --        --       --          --       --       --
                              -----              -----             -----                 ---               ------            ------
 Total investment securities  1,255    6.12      4,067    6.12        --        --        --       --       5,322     6.13    5,322
Interest-bearing deposits....   203    6.33         --      --        --        --        --       --         203     6.33      203
Federal funds sold...........    --      --         --      --        --        --        --       --          --       --       --
FHLB stock...................   240    7.37         --      --        --        --        --       --         240     7.37      240
Mortgage-backed securities...    --      --         --      --        --        --       519     5.75         519     5.75      519
                              -----              -----             -----                 ---                -----             -----
 Total investments...........$1,698    6.32     $4,067    6.12    $   --        --      $519     5.75      $6,284     6.15   $6,284
                              =====              =====             =====                 ===                =====             =====


Sources of Funds

     General. Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including checking accounts, regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered.

     Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                        Certificates
Maturity Period                          of Deposit
---------------                          ----------
                                       (In thousands)

Within three months...............         $1,018
Three through six months..........          1,158
Six through twelve months.........          2,721
Over twelve months................          1,853
                                            -----
                                           $6,750


     Borrowings. Advances (borrowings) may be obtained from the FHLB of Atlanta to supplement the Bank's supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta, a portion of the Bank's first mortgage loans, and other assets.

         The following table sets forth the terms of the Bank's short-term FHLB advances.

                                             During the Year ended September 30,
                                             -----------------------------------
                                                       1998        1997
                                                       ----        ----
                                                    (Dollars in thousands)

Balance at period end.............................. $   --       $1,300
Average balance outstanding during the period......    615        1,175
Maximum amount outstanding at any month-end
  during the period................................  1,600        1,300
Weighted average interest rate during the period...    5.5%         5.4%

Personnel

         At September 30, 1998 the Bank had 10 full-time employees and one part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with the Bank's employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the Company and the Bank. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

Holding Company Regulation

         General. The Company is a unitary savings and loan holding company that files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the Bank's depositors and not for the benefit of stockholders of the Company. The Company is also registered with the Georgia Department of Banking and Finance.

         Qualified Thrift Lender ("QTL") Test. As the Company owns only one savings institution, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the QTL test. If the Company controlled more than one savings institution, it would lose the ability to diversify its operations into nonbanking related activities, unless such other savings institutions each also qualified as a QTL or were acquired in a supervised acquisition. See "-- Savings Institution Regulation -- Qualified Thrift Lender Test."

Savings Institution Regulation

         General. As a federally chartered, SAIF-insured savings institution, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal and state statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve").

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits.

         The deposit insurance assessment for most SAIF members is .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013%
of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Bank to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce the Bank's regulatory capital below the amount required for the liquidation account established at the time of the conversion from mutual to stock form.

         In the event the Bank's capital falls below the Bank's fully phased-in requirement or the OTS notifies the Bank that it is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of September 30, 1998, the Bank was in compliance with its QTL requirement.

         Federal Reserve. The Federal Reserve requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that are imposed by the OTS.


Item 2. Description of Property

(a)      Properties.

         The Company and the Bank operate from their office at 100 West Screven Street, Quitman, Georgia. The Bank has began construction of a new office at 602 East Screven Street, Quitman, Georgia, which when completed, will become the main office.

(b)      Investment Policies.

     See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities" and "Item 2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.



                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Common Stock Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

         On September 30, 1997, the audit proposal of Stewart, Fowler & Stalvey, P.C. for the 1997 audit year was accepted at a meeting of the Board of Directors of the Bank. Stewart, Fowler & Stalvey, P.C. subsequently stated that it would also audit the 1996 and 1998 audit years. Simmons & Simmons, P.C., the independent auditor for the Bank, orally advised the Bank on August 27, 1997 that it did not wish to continue as independent auditor following the conversion and that it was resigning to allow Stewart, Fowler & Stalvey, P.C. to audit the fiscal year ending September 30, 1997 in connection with the conversion. The report of Simmons & Simmons, P.C. for the fiscal year ended September 30, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended September 30, 1996 and during the period from September 30, 1996 to September 30, 1997, there were no disagreements between the Bank and Simmons & Simmons, P.C. concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation

         The information contained in the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

         (b)      Security Ownership of Management

         Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned  "Certain   Relationships   and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated statements of financial condition of Quitman Bancorp, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of income, consolidated statements of equity and cash flows for each of the years in the two year period ended September 30, 1998, together with the related notes and the independent auditors' report of Stewart, Fowler & Stalvey, P.C., independent certified public accountants.

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                   3(i)    Articles of Incorporation of Quitman Bancorp, Inc. *
                   3(ii)   Bylaws of Quitman Bancorp, Inc. *
                  10.1     Director Indexed Salary Continuation Plan *
                  10.2     Executive Indexed Salary Continuation Plan *
                  13       Portions  of  Annual  Report  to Stockholders for the
                           fiscal year ended
                           September 30, 1998
                  21       Subsidiaries of the Registrant
                  27       Financial Data Schedule (electronic filing only)


* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-43063) declared effective by the SEC on February 11, 1998.

                  (b)      Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 28, 1998.

                                      QUITMAN BANCORP, INC.


                                      By: /s/ Melvin E. Plair
                                          -------------------------------------
                                          Melvin E. Plair
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 28, 1998.


/s/ Claude R. Butler                 /s/ Melvin E. Plair
----------------------------------   -----------------------------------------
Claude R. Butler                     Melvin E. Plair
Chairman of the Board and Director   President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


/s/ Robert L. Cunningham, III        /s/ Peggy L. Forgione
----------------------------------   -----------------------------------------
Robert L. Cunningham, III            Peggy L. Forgione
Vice Chairman and Director           Vice President and Controller
                                     (Principal Accounting Officer)


/s/ Walter B. Holwell
----------------------------------
Walter B. Holwell
Director



/s/ John W. Romine
John W. Romine
Director



/s/ Daniel M. Mitchell, Jr.
Daniel M. Mitchell, Jr.
Director