Form 10QSB
period 1998-12-31
QUITMAN BANCORP INC
filed 1999-02-12
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

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

                               YES  X     NO
                                   ---        ---

  Number of shares of Common Stock outstanding as of February 5, 1999: 569,950

Transitional Small Business Disclosure Format (check one)

                               YES        NO   X
                                   ---        ---

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................13

     Item 2.  Changes in Securities and Use of Proceeds.......................13

     Item 3.  Defaults upon Senior Securities.................................13

     Item 4.  Submission of Matters to a Vote of Security Holders.............13

     Item 5.  Other Information...............................................13

     Item 6.  Exhibits and Reports on Form 8-K................................13

     Signatures...............................................................14

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                          ASSETS
                                          ------
                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                                        1998            1998
                                                                                   ------------    ------------
                                                                                     (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                                 $    498,662         168,404
   Interest-bearing deposits in other banks                                           1,490,044         203,462
                                                                                   ------------    ------------
         Total Cash and Cash Equivalents                                              1,988,706         371,866
Investment securities:
   Available-for-sale                                                                 5,848,771       5,640,709
   Held-to-maturity                                                                         -0-         200,000
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                              36,744,862      36,397,067
Office properties and equipment, at cost, net of
   accumulated depreciation                                                           1,028,552         681,453
Real estate and other property acquired
   in settlement of loans                                                                14,897             -0-
Accrued interest receivable                                                             425,366         447,854
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                              239,800         239,800
Cash value of life insurance                                                            397,072         337,813
Other assets                                                                            155,776          45,182
                                                                                   ------------    ------------
         Total Assets                                                              $ 46,843,802      44,361,744
                                                                                   ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Liabilities:
   Deposits                                                                        $ 36,488,425      34,954,584
   Advances from Federal Home Loan Bank                                               1,000,000             -0-
   Accrued interest payable                                                             328,344         275,028
   Income taxes payable                                                                 100,705          24,660
   Other liabilities                                                                     22,830         143,719
                                                                                   ------------    ------------
      Total Liabilities                                                              37,940,304      35,397,991
                                                                                   ------------    ------------

Stockholders' Equity:
   Common stock,  $.10 par value,  4,000,000
      shares  authorized,  661,250 shares
      issued and 646,250 shares outstanding
      December 31, 1998 (661,250 September 30,
      1998)                                                                              66,125          66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                        -0-             -0-
   Additional paid in capital                                                         6,135,412       6,135,412
   Retained Earnings                                                                  3,345,579       3,256,097
   Accumulated other comprehensive income                                                23,932          35,119
                                                                                      9,571,048       9,492,753
   Receivable from employee stock ownership plan                                       (502,550)       (529,000)
   Treasury stock, 15,000 shares at cost                                               (165,000)            -0-
      Total Stockholders' Equity                                                      8,903,498       8,963,753
                                                                                   ------------    ------------
         Total Liabilities and Stockholders' Equity                                $ 46,843,802      44,361,744
                                                                                   ============    ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                    QUARTER ENDED
                                                    DECEMBER 31,
                                                 -------------------
                                                    1998       1997
                                                 --------   --------
                                               (Unaudited) (Unaudited)
Interest Income:
   Loans receivable:
      First mortgage loans                       $788,680    757,630
      Consumer and other loans                     54,318     29,228
   Interest on FHLMC Pool                              50         74
   Investment securities                           88,880     62,728
   Interest-bearing deposits                        6,062      5,750
   Federal funds sold                                 356         68
                                                 --------   --------
         Total Interest Income                    938,346    855,478
                                                 --------   --------

Interest Expense:
   Deposits                                       519,152    511,891
   Interest on Federal Home Loan
      Bank advances                                10,161     21,221
                                                 --------   --------
         Total Interest Expense                   529,313    533,112
                                                 --------   --------

Net Interest Income                               409,033    322,366

Provision for loan losses                          10,000      9,000
                                                 --------   --------

Net Interest Income After Provision for Losses    399,033    313,366
                                                 --------   --------

Non-Interest Income:
   Gain (loss) on sale of securities                1,094         18
   Other income                                    13,856     16,379
                                                 --------   --------
         Total Non-Interest Income                 14,950     16,397
                                                 --------   --------

Non-Interest Expense:
   Compensation                                    87,307     72,745
   Other personnel expenses                        34,246     43,028
   Occupancy expenses of premises                   6,095      5,494
   Furniture and equipment expenses                37,788     16,204
   Federal deposit insurance                        5,251      5,303
   Other operating expenses                       102,643    104,308
                                                 --------   --------
         Total Non-Interest Expense               273,330    247,082
                                                 --------   --------

Income Before Income Taxes                        140,653     82,681
Provision for Income Taxes                         51,171     35,161
                                                 --------   --------
Net Income                                       $ 89,482     47,520
                                                 ========   ========

Earnings Per Share (Basic and Diluted)           $    .15        N/A
                                                 ========   ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------


                                                                             ACCUMULATED
                                                                               OTHER
                                                   ADDITIONAL              COMPREHENSIVE  RECEIVABLE
                                         COMMON      PAID IN    RETAINED      INCOME         FROM         TREASURY
                                          STOCK      CAPITAL    EARNINGS      (LOSS)         ESOP           STOCK        TOTAL
                                          -----      -------    --------      ------         ----           -----        -----
Balances, September 30, 1997          $     -0-           -0-  2,952,560       5,993             -0-            -0-     2,958,553

Net income                                  -0-           -0-     47,520          -0-            -0-            -0-        47,520

Other comprehensive income                  -0-           -0-         -0-      4,253             -0-            -0-         4,253
                                      --------    ----------   --------      -------        -------        -------     ---------

Balances, December 31, 1997,
 (Unaudited)                           $    -0-           -0-  3,000,080      10,246             -0-           -0-      3,010,326
                                      ========    ==========   =========      ======        =======        =======      =========

Balances, September 30, 1998           $66,125     6,135,412   3,256,097      35,119       (529,000)           -0-      8,963,753

Net income                                  -0-           -0-     89,482          -0-            -0-           -0-         89,482

Other comprehensive income (loss)           -0-           -0-         -0-    (11,187)            -0-           -0-        (11,187)

Change in receivable from employee
 stock ownership plan                       -0-           -0-         -0-         -0-        26,450            -0-         26,450

Treasury stock acquired, 15,000
 shares                                     -0-           -0-         -0-         -0-            -0-     (165,000)       (165,000)
                                      --------     ---------   ---------      ------        -------       -------       ---------

Balances, December 31, 1998,
 (Unaudited)                          $  66,125    6,135,412   3,345,579      23,932       (502,550)     (165,000)      8,903,498
                                      =========    =========   =========      ======       ========       =======       =========

                                         QUITMAN BANCORP, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------

                                                              QUARTER ENDED DECEMBER 31,
                                                              --------------------------
                                                                   1998          1997
                                                              -----------      ---------
                                                               (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
-------------------------------------
   Net income                                                 $    89,482         47,520
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 20,941         14,185
      Provision for loan losses                                    10,000          9,000
      Amortization (Accretion) of securities                        1,949          2,755
      Gain on sale of foreclosed assets                               -0-         (3,012)
      Gain on sale of securities                                   (1,094)           -0-
      Deferred income taxes                                        (3,832)           -0-
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable           22,488        (44,137)
      Increase (Decrease) in accrued interest payable              53,316         24,007
      Increase (Decrease) in other liabilities                   (135,923)       (43,605)
      Increase (Decrease) in income taxes payable                   8,581        (11,500)
      (Increase) Decrease in other assets                         (18,500)       (73,644)
                                                              -----------    -----------
         Net cash provided (used) by operating activities          47,408        (78,431)
                                                              -----------    -----------

Cash Flows From Investing Activities:
-------------------------------------
   Capital expenditures                                          (368,040)      (149,434)
   Purchase of available-for-sale securities                   (1,766,388)      (230,102)
   Proceeds from sale of foreclosed property                          -0-         66,927
   Proceeds from maturity of held-to-maturity securities          200,000        100,000
   Proceeds from maturity of available-for-sale securities        100,000            -0-
   Proceeds from sale of available-for-sale securities          1,400,000            -0-
   Net (increase) decrease in loans                              (372,692)      (478,032)
   Principal collected on mortgage-backed securities               40,520            572
   Increase in cash value of life insurance                       (59,259)       (58,082)
                                                              -----------    -----------
         Net cash provided (used) by investing activities        (825,859)      (748,151)
                                                              -----------    -----------

Cash Flows From Financing Activities:
-------------------------------------
   Net increase (decrease) in deposits                          1,533,841        521,305
   Proceeds from Federal Home Loan Bank advances                1,000,000        300,000
   Principal collected on receivable from ESOP                     26,450            -0-
   Purchase of treasury stock                                    (165,000)           -0-
                                                              -----------    -----------
   Net cash provided (used) by financing activities             2,395,291        821,305
                                                              -----------    -----------

Net Increase (Decrease) in cash and cash equivalents            1,616,840         (5,277)
Cash and Cash Equivalents at Beginning of Period                  371,866        656,808
                                                              -----------    -----------
Cash and Cash Equivalents at End of Period                    $ 1,988,706        651,531
                                                              ===========    ===========

Supplemental Disclosures of Cash Flows Information:
---------------------------------------------------
   Cash Paid During The Period:
      Interest                                                $   475,997        509,105
      Income taxes                                                 56,848         48,700
   Non-Cash Investing Activities:
      Increase (Decrease) in unrealized gains on available-
         for-sale securities                                      (16,950)         6,444


                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------


                                              QUARTER ENDED DECEMBER 31,
                                              --------------------------
                                                 1998         1997
                                              ----------    --------
                                              (Unaudited)  (Unaudited)

Net Income                                      $ 89,482      47,520
                                                --------    --------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                (12,281)      4,271
      Reclassification adjustment for (gains)
        losses included in net income             (1,094)        (18)
                                                --------    --------

   Other Comprehensive Income                    (11,187)      4,253
                                                --------    --------

Comprehensive Income                            $ 78,295      51,773
                                                ========    ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

         The financial statements included herein for the periods ended December 31, 1998 are for Quitman Bancorp, Inc. and Subsidiary. The financial statements included herein for the periods ended December 31, 1997 are for Quitman Federal Savings Bank (the "Bank").

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended December 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

         It is suggested that these unaudited financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for Quitman Bancorp, Inc. and Subsidiary for the year ended September 30, 1998.

Note 2 - Plan of Conversion
---------------------------

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


Note 3 - Stock Repurchase
-------------------------

         The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 99,187 (15%) shares of common stock. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options.



Note 4 - Earnings Per Share
---------------------------

         The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                 1998              1997
                                                                                 ----              ----

(a)   Net income available to shareholders                                    $   89,482            N/A
                                                                              ----------          -------
         Denominator:
           Weighted-average shares outstanding                                   655,598            N/A
           Less:  ESOP weighted-average shares outstanding                        52,900            N/A

(b)   Basic EPS weighted-average shares outstanding                              602,698            N/A

         Effect of dilutive securities                                                -0-           N/A

(c)   Diluted EPS weighted-average shares outstanding                            602,698            N/A
                                                                              ==========          =======

         Basic earnings per share (a/b)                                       $      .15            N/A
                                                                              ==========          =======

         Diluted earnings per share (a/c)                                     $      .15            N/A
                                                                              ==========          =======


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at December 31, 1998 and September 30, 1998

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks described above involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf to the Company.

Total assets increased by $2.5 million or 5.6% due primarily to the increase in cash and cash equivalents, office properties and equipment, loans resulting from funds received from capital stock issued by Quitman Bancorp, Inc., the Bank's newly formed holding company, and advances from the Federal Home Loan Bank in the amount of $1 million.

Total equity decreased by $60,255 as result of net income for the three months ended December 31, 1998, changes in the unrealized gain or loss on available-for-sale securities, reduction of a guaranty of a loan to the Bank's employee stock ownership plan, and purchase of 15,000 shares of treasury stock at a cost of $165,000.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis increased to $332,000 December 31, 1998 from $103,213 at September 30, 1998. The increase was the result of two loans being reclassified to performing loans and nine loans being added to non-accrual. The allowance for loan losses was $380,000 at December 31, 1998.

Comparison of the Results of Operations for the Three Months Ended December 31, 1998 and 1997

Net Income. Net income increased by $42,000 or 88.4% from net income of $47,000 for the three months ended December 31, 1997 to net income of $89,000 for the three months ended December 31, 1998. This increase is primarily the result of increased interest income that was reduced by an increase in non-interest expense. The return on average assets increased from .48% to .78% for the three months ended December 31, 1997 and 1998, respectively.

Net Interest Income. Net interest income increased $87,000 or 26.9% from $322,000 for the three months ended December 31, 1997 to $409,000 for the three months ended December 31, 1998. The increase was primarily due to an increase in loans resulting from the approximately $6.2 million in net proceeds received in April, 1998 from our initial public offering.

Interest Income. Interest income increased $83,000 for the three months ended December 31, 1998 compared to the same three months ended December 31, 1997. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 13.85%. This increase in average interest-earning assets added an additional $83,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.6% from 8.9% for the three months ended December 31, 1998 and 1997, respectively.

Interest Expense. Interest expense decreased $4,000 from $533,000 for the three months ended December 31, 1997 to $529,000 for the three months ended December 31, 1998. The decrease in interest expense was due to a decrease in interest-bearing liabilities of $.7 million and a slight increase in the cost of funds of 6 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank decreased by $.5 million, from the three months ended December 31, 1997 to the three months ended December 31, 1998.

Non-Interest Income. Non-interest income decreased by $1,400 primarily from a decrease of $1,500 in miscellaneous income.

Non-Interest Expense. Non-interest expense increased by $26,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $5,800 between the periods as a result of year-end pay raises, and hiring of additional part-time employees. Our furniture and equipment expense increased by $21,600 between the periods as a result of acquisition of new equipment which increased our depreciation cost by $7,000 and our repairs and maintenance cost increased by $13,000.

Once our new bank building is opened, we expect our non-interest expense to increase. Also, we expect to submit benefit plans for consideration of the stockholders. If these benefit plans are adopted, this will further increase our non-interest expense.

Income Taxes. Income tax expense amounted to $35,000 for the three months ended December 31, 1997 compared to $51,000 for the three months ended December 31, 1998.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to asses compliance with regulatory guidelines. At December 31, 1998, the Bank had tangible capital, leverage, and total risk-based capital of 12.96%, 12.96% and 20.50%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 3.00% and 8.00%, respectively.

We are taking necessary steps to be certain our data processing equipment and software will properly function on January 1, 2000, the date that computer problems are expected to develop worldwide on computer systems that incorrectly identify the year 2000 and incorrectly compute interest, payment or delinquency. Accurate data processing is essential to our operations.

We have examined our computers to determine whether they will properly function on January 1, 2000 and do not believe that we will experience material costs to upgrade our computers. We have ordered and installed an upgrade to our computer system that is intended to solve the Year 2000 Computer software issue. We installed this upgrade during the first calendar quarter of 1998. Testing of this software through December 31, 2000 has been completed.

There was no malfunction of the software during testing. If a malfunction of the software is discovered, we plan to implement "manual processing" until our software becomes Y2K compliant. We have ordered packages of all forms required to handle loans, deposits and operations. Detailed plans for the manual operation of Quitman Federal Savings bank are in progress.

Non-information technology such as: heating, air conditioning and door locks have been tested. These areas will not be impacted.

We have made contact with our Commercial Borrowers regarding the Year 2000 issue, advising them of the potential problem. As the majority of our loan portfolio is 1 to 4 family dwellings, we do not feel our commercial borrowers will be an issue.

A new bank building is currently under construction, the estimated cost of the new facility and land is $960,000. We are exploring whether to purchase land and construct a branch. Although no definite plans have been made, if a new branch is built, the land and construction costs could total approximately $600,000. We have sufficient liquid assets to pay for these costs. These costs will partially offset by the sale of our existing office. We also have sufficient capital resources to install an ATM machine, if we decide to offer that service in the future.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b) A Form 8-K (Item 7) dated October 30, 1998 was filed during the quarter ended December 31, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUITMAN BANCORP, INC.



Date: February 12, 1999                By: /s/Melvin E. Plair
                                           -------------------------------------
                                           Melvin E. Plair
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                            Officer)
                                           (Duly Authorized Officer)



Date: February 12, 1999                By: /s/Peggy L. Forgione
                                           -------------------------------------
                                           Peggy L. Forgione
                                           Vice President and Controller
                                           (Chief Accounting Officer)