Form 10QSB
period 1999-03-31
QUITMAN BANCORP INC
filed 1999-05-12
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________.

                                            Commission File No. 0-23763


                              Quitman Bancorp, Inc.
       ------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

Georgia                                                          58-2365866
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
 or Organization)                                            Identification No.)

                 602 East Screven Street, Quitman, Georgia 31643
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 263-7538
        -----------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

            Formerly 100 West Screven Street, Quitman, Georgia 31643
        -----------------------------------------------------------------

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES    X     NO
                                        -------     -------

     Number of shares of Common Stock outstanding as of March 31, 1999: 562,063

Transitional Small Business Disclosure Format (check one)

                                    YES          NO    X
                                        -------     -------

                              QUITMAN BANCORP, INC.

                                    Contents

                                                                        Page(s)
                                                                        -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements..........................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation....10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................14

     Item 2.  Changes in Securities and Use of Proceeds....................14

     Item 3.  Defaults upon Senior Securities..............................14

     Item 4.  Submission of Matters to a Vote of Security Holders..........14

     Item 5.  Other Information............................................14

     Item 6.  Exhibits and Reports on Form 8-K.............................14

     Signatures............................................................16

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------

                                                                                      MARCH 31,    SEPTEMBER 30,
                                                                                        1999           1998
                                                                                   ------------    ------------
                                                                                     (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                                 $    189,205         168,404
   Interest-bearing deposits in other banks                                             884,205         203,462
                                                                                   ------------    ------------
         Total Cash and Cash Equivalents                                              1,073,410         371,866
Investment securities:
   Available-for-sale                                                                 5,924,607       5,640,709
   Held-to-maturity                                                                         -0-         200,000
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                              37,727,045      36,397,067
Office properties and equipment, at cost, net of
   accumulated depreciation                                                           1,378,612         681,453
Real estate and other property acquired
   in settlement of loans                                                               155,700             -0-
Accrued interest receivable                                                             445,245         447,854
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                              286,700         239,800
Cash value of life insurance                                                            423,070         337,813
Other assets                                                                            186,896          45,182
                                                                                   ------------    ------------
         Total Assets                                                              $ 47,601,285      44,361,744
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits                                                                        $ 39,151,363      34,954,584
   Accrued interest payable                                                             287,529         275,028
   Income taxes payable                                                                 100,623          24,660
   Other liabilities                                                                     64,099         143,719
                                                                                   ------------    ------------
      Total Liabilities                                                              39,603,614      35,397,991
                                                                                   ------------    ------------

Stockholders' Equity:
   Common stock,  $.10 par value,  4,000,000
   shares  authorized,  661,250 shares
   issued and 562,063 shares  outstanding
   March 31, 1999 (661,250  September 30, 1998)                                          66,125          66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                        -0-             -0-
   Additional paid in capital                                                         6,135,412       6,135,412
   Retained Earnings                                                                  3,431,773       3,256,097
   Accumulated other comprehensive income (loss)                                         (3,970)         35,119
                                                                                      9,629,340       9,492,753
   Receivable from employee stock ownership plan                                       (502,550)       (529,000)
   Treasury stock, 99,187 shares at cost (-0- September
      30, 1998)                                                                      (1,129,119)            -0-
      Total Stockholders' Equity                                                      7,997,671       8,963,753
         Total Liabilities and Stockholders' Equity                                $ 47,601,285      44,361,744
                                                                                   ============    ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                      (UNAUDITED)             (UNAUDITED)
                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      MARCH 31,               MARCH 31,
                                               ------------------------ -----------------------
                                                   1999         1998       1999        1998
                                               ----------    ---------   ---------  -----------
Interest Income:
   Loans receivable:
      First mortgage loans                       $ 801,461     741,700   1,590,141   1,499,330
      Consumer and other loans                      49,008      28,492     103,326      57,720
   Interest on FHLMC Pool                               45          68          95         142
   Investment securities                            89,017      62,830     177,898     125,558
   Interest-bearing deposits                         8,800      20,503      14,862      26,253
   Federal funds sold                                  126         -0-         482          68
                                                 ---------   ---------   ---------   ---------
         Total Interest Income                     948,457     853,593   1,886,804   1,709,071
                                                 ---------   ---------   ---------   ---------

Interest Expense:
   Deposits                                        530,856     529,440   1,050,008   1,041,331
   Interest on Federal Home Loan
      Bank advances                                  1,385      15,401      11,546      36,622
                                                 ---------   ---------   ---------   ---------
         Total Interest Expense                    532,241     544,841   1,061,554   1,077,953
                                                 ---------   ---------   ---------   ---------

Net Interest Income                                416,216     308,752     825,250     631,118

Provision for loan losses                              -0-       9,000      10,000      18,000
                                                 ---------   ---------   ---------   ---------

Net Interest Income After Provision for Losses     416,216     299,752     815,250     613,118
                                                 ---------   ---------   ---------   ---------

Non-Interest Income:
   Gain (loss) on sale of securities                   -0-         -0-       1,094          18
   Late charges on loans                             9,763       7,421      18,725      16,175
   Service charges                                   5,665       1,611       9,635       3,710
   Insurance commissions                               196         408         557         843
   Other income                                      2,014         -0-       2,577       2,079
   Gain on sale of other real estate                   -0-         -0-         -0-       3,012
                                                 ---------   ---------   ---------   ---------
         Total Non-Interest Income                  17,638       9,440      32,588      25,837
                                                 ---------   ---------   ---------   ---------

Non-Interest Expense:
   Compensation                                     91,881      77,901     179,188     150,646
   Other personnel expenses                         62,573      38,250      96,819      81,278
   Occupancy expenses of premises                    5,471       4,936      11,566      10,430
   Furniture and equipment expenses                 35,057      31,055      72,845      47,259
   Federal deposit insurance                         5,511       5,402      10,762      10,705
   Advertising                                      15,275       6,978      25,005      30,360
   Legal expense                                    13,619         750      26,198       1,500
   Accounting and auditing                          13,250       8,825      26,550      14,389
   Office supplies and printing                     11,433       6,933      20,546      12,340
   Business occupation and other taxes              12,730       9,006      29,655      21,052
   Charitable contributions                          1,103         325       7,097      29,364
   Other operating expenses                         33,406      35,478      68,409      63,598
                                                 ---------   ---------   ---------   ---------
         Total Non-Interest Expense                301,309     225,839     574,640     472,921
                                                 ---------   ---------   ---------   ---------

Income Before Income Taxes                         132,545      83,353     273,198     166,034
Provision for Income Taxes                          45,797      27,221      97,522      62,382
                                                 ---------   ---------   ---------   ---------
Net Income                                       $  86,748      56,132     175,676     103,652
                                                 =========   =========   =========   =========
Earnings Per Share (Basic and Diluted)           $     .16         N/A         .31         N/A
                                                 =========   =========   =========   =========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                                                    ACCUMULATED
                                                                       OTHER
                                          ADDITIONAL               COMPREHENSIVE      RECEIVABLE
                                   COMMON  PAID IN    RETAINED         INCOME             FROM         TREASURY
                                   STOCK   CAPITAL    EARNINGS         (LOSS)             ESOP           STOCK        TOTAL
                                   -----  ---------  ---------         ------             ----           -----        -----
Balances, September 30, 1997  $      -0-    -0-      2,952,560          5,993             -0-             -0-        2,958,553

Net income                           -0-    -0-        103,652            -0-             -0-             -0-          103,652

Other comprehensive income           -0-    -0-            -0-         10,853             -0-             -0-           10,853
                               ---------  ---------  ---------         ------           ------          -------     ----------

Balances, March 31, 1998,
 (Unaudited)                  $      -0-    -0-      3,056,212         16,846             -0-             -0-        3,073,058
                               =========  ========= ==========         ======        =========     ===========      ==========

Balances, September 30, 1998  $   66,125  6,135,412  3,256,097         35,119        (529,000)            -0-        8,963,753

Net income                           -0-    -0-        175,676            -0-             -0-             -0-          175,676

Other comprehensive income (loss)    -0-    -0-            -0-        (39,089)            -0-             -0-          (39,089)

Change in receivable from employee
 stock ownership plan                -0-    -0-            -0-            -0-          26,450             -0-           26,450

Treasury stock acquired, 99,187
 shares                              -0-    -0-            -0-            -0-             -0-      (1,129,119)      (1,129,119)
                               ---------  ---------  ---------         ------        ---------     ------------     ----------
Balances, March 31, 1999,
 (Unaudited)                  $   66,125  6,135,412  3,431,773         (3,970)       (502,550)     (1,129,119)       7,997,671
                               =========  ========= ==========         ======        ========      ==========      ==========

                                      - 5 -

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                SIX MONTHS ENDED MARCH 31,
                                                                --------------------------
                                                                   1999           1998
                                                                   ----           ----
                                                                (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
   Net income                                                 $   175,676        103,652
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 42,410         35,059
      Provision for loan losses                                    10,000         18,000
      Amortization (Accretion) of securities                        5,000          8,438
      Gain on sale of foreclosed assets                               -0-         (3,012)
      Gain on sale of securities                                   (1,094)           -0-
      Deferred income taxes                                        (1,813)           -0-
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable            2,609         19,313
      Increase (Decrease) in accrued interest payable              12,501          8,465
      Increase (Decrease) in other liabilities                    (94,654)       (39,412)
      Increase (Decrease) in income taxes payable                  20,853        (24,667)
      (Increase) Decrease in other assets                         (49,620)      (187,615)
                                                              -----------    -----------
         Net cash provided (used) by operating activities         121,868        (61,779)
                                                              -----------    -----------

Cash Flows From Investing Activities:
   Capital expenditures                                          (749,569)      (176,926)
   Purchase of available-for-sale securities                   (2,476,137)      (230,102)
   Proceeds from sale of foreclosed property                          -0-         66,927
   Proceeds from maturity of held-to-maturity securities          200,000        100,000
   Proceeds from maturity of available-for-sale securities        100,000        100,000
   Proceeds from sale of available-for-sale securities          1,950,000            -0-
   Purchase of stock in Federal Home Loan Bank                    (46,900)       (12,100)
   Net (increase) decrease in loans                            (1,485,678)        94,939
   Principal collected on mortgage-backed securities               79,107          8,593
   Increase in cash value of life insurance                       (85,257)       (79,682)
                                                              -----------    -----------
         Net cash provided (used) by investing activities      (2,514,434)      (128,351)
                                                              -----------    -----------

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                          4,196,779      6,859,146
   Proceeds from Federal Home Loan Bank advances                1,000,000        300,000
   Principal collected on receivable from ESOP                     26,450            -0-
   Purchase of treasury stock                                  (1,129,119)           -0-
   Payment on Federal Home Loan Bank advances                  (1,000,000)    (1,600,000)
                                                              -----------    -----------
         Net cash provided (used) by financing activities       3,094,110      5,559,146
                                                              -----------    -----------

Net Increase (Decrease) in cash and cash equivalents              701,544      5,369,016
Cash and Cash Equivalents at Beginning of Period                  371,866        656,808
                                                              -----------    -----------
Cash and Cash Equivalents at End of Period                    $ 1,073,410      6,025,824
                                                              ===========    ===========

Supplemental Disclosures of Cash Flows Information:
   Cash Paid During The Period:
      Interest                                                $ 1,049,053      1,069,488
      Income taxes                                                 89,064         90,109
   Non-Cash Investing Activities:
      Increase (Decrease) in unrealized gains on available-
         for-sale securities                                      (59,226)        19,531

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                                    (UNAUDITED)            (UNAUDITED)
                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      MARCH 31,              MARCH 31,
                                                --------------------   --------------------
                                                  1999        1998       1999        1998
                                                --------    --------   --------    --------
Net Income                                      $ 86,748      56,132    175,676     103,652
                                                --------    --------   --------    --------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                (27,902)      6,600    (37,995)     10,871
      Reclassification adjustment for (gains)
        losses included in net income                -0-         -0-     (1,094)        (18)
                                                --------    --------   --------    --------

   Other Comprehensive Income (Loss)             (27,902)      6,600    (39,089)     10,853
                                                --------    --------   --------    --------

Comprehensive Income                            $ 58,846      62,732    136,587     114,505
                                                ========    ========   ========    ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

         The financial statements included herein for the periods ended March 31, 1999 are for Quitman Bancorp, Inc. and Subsidiary. The financial statements included herein for the periods ended March 31, 1998 are for Quitman Federal Savings Bank (the "Bank").

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six month period ended March 31, 1999 is not necessarily indicative of the results which may be expected for the entire year.

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

         The stockholders of the holding company approved a proposed stock option plan and a proposed restricted stock plan at a meeting of the stockholders on April 13, 1999. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans, such issuances will be included in the earnings per share calculation; thus, the interests of existing stockholders would be diluted.

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


Note 3 - Stock Repurchase
-------------------------

         The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 99,187 (15%) shares of common stock. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options. On March 11, 1999, the Company completed its stock repurchase program, having repurchased 99,187 shares of its common stock at a cost of $1,129,119.


Note 4 - Earnings Per Share
---------------------------

         The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              MARCH 31,                   MARCH 31,
                                                      ------------------------    --------------------------
                                                          1999          1998        1999            1998
                                                      ----------      --------    ---------      -----------


(a)   Net income available to shareholders            $   86,748         N/A        175,676          N/A
                                                      ----------       -------    ---------        -------
         Denominator:
           Weighted-average shares outstanding           588,712         N/A        622,522          N/A
           Less:  ESOP weighted-average shares
           unallocated                                    50,255         N/A         51,578          N/A
                                                      ----------       -------    ---------        -------

(b)   Basic EPS weighted-average shares
         outstanding                                     538,457         N/A        570,944          N/A

         Effect of dilutive securities                       -0-         N/A            -0-          N/A

(c)   Diluted EPS weighted-average shares
         outstanding                                     538,457         N/A        570,444          N/A
                                                      ==========       =======    =========        =======

         Basic earnings per share (a/b)               $      .16         N/A             .31         N/A
                                                       =========       =======  ============       =======

         Diluted earnings per share (a/c)             $      .16         N/A             .31         N/A
                                                       =========       =======  ============       =======

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at March 31, 1999 and September 30, 1998

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

Total assets increased by $3.2 million or 7.3% due primarily to the increase in cash and cash equivalents, office properties and equipment and loans resulting from funds received from capital stock issued by Quitman Bancorp, Inc., the Bank's newly formed holding company.

Total equity decreased by $966,082 as result of net income for the six months ended March 31, 1999, changes in the unrealized gain or loss on available-for-sale securities, reduction of a guaranty of a loan to the Bank's employee stock ownership plan, and purchase of 99,187 shares of treasury stock at a cost of $1,129,119.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis increased to $360,755 at March 31, 1999 from $103,213 at September 30, 1998. The increase was the result of seven loans being reclassified to performing loans and fourteen loans being added to non-accrual. The allowance for loan losses was $380,000 at March 31, 1999.

Comparison of the Results of Operations for the Three Months Ended March 31, 1999 and 1998

Net Income. Net income increased by $31,000 or 55.4% from net income of $56,000 for the three months ended March 31, 1998 to net income of $87,000 for the three months ended March 31, 1999. This increase is primarily the result of increased interest income that was reduced by an increase in non-interest expense. The annualized return on average assets increased from .54% to .74% for the three months ended March 31, 1998 and 1999, respectively.

Net Interest Income. Net interest income increased $107,000 or 34.6% from $309,000 for the three months ended March 31, 1998 to $416,000 for the three months ended March 31, 1999. The increase was primarily due to an increase in loans resulting from the approximately $6.2 million in net proceeds received in April, 1998 from our initial public offering.

Interest Income. Interest income increased $42,000 for the three months ended March 31, 1999 compared to the same three months ended March 31, 1998. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 18.42%. This increase in average interest-earning assets added an additional $95,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.5% from 9.1% for the three months ended March 31, 1999 and 1998, respectively.

Interest Expense. Interest expense decreased $13,000 from $545,000 for the three months ended March 31, 1998 to $532,000 for the three months ended March 31, 1999. The decrease in interest expense was due to an increase in interest-bearing liabilities of $1.4 million and a slight decrease in the cost of funds of 40 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $1.5 million, from the three months ended March 31, 1998 to the three months ended March 31, 1999.

Non-Interest Income. Non-interest income increased by $8,200 primarily from an increase in late charges, $2,300 service charges, $4,100 and miscellaneous income, $1,800.

Non-Interest Expense. Non-interest expense increased by $75,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $38,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Employee Stock Ownership Plan formed in April of 1998. Other non-interest expenses including expenses of the Parent Company in the amount of $24,839, increased $32,521.

As a result of our new bank building opening on April 26, 1999, we expect our non-interest expense to increase. Also, on April 13, 1999 we implemented a restricted stock plan and a stock option plan which will further increase our non-interest expense.

Income Taxes. Income tax expense amounted to $27,000 for the three months ended March 31, 1998 compared to $46,000 for the three months ended March 31, 1999.

Comparison of the Results of Operations for the Six Months Ended March 31, 1999 and 1998

Net Income. Net income increased by $72,000 or 69.2% from net income of $104,000 for the six months ended March 31, 1998 to net income of $176,000 for the same six months of fiscal 1999. This increase is primarily the result of increased interest income that more than offset increases in non-interest expense. The annualized return on average assets increased from .51% to .76% for the six months ended March 31, 1998 and 1999, respectively.

Net Interest Income. Net interest income increased $194,000 or 30.1%, from $631,000 for the six months ended March 31, 1998 to $815,000 for the six months ended March 31, 1999. The increase was primarily due to an increase in residential mortgages and consumer loans and a decrease in the cost of funds.

Interest Income. Interest income increased $178,000 for the six months ended March 31, 1999 compared to the same six months ended March 31, 1998. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 16.42%. This increase in average interest-earning assets added an additional $178,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.6% from 9.1% for the six months ended March 31, 1999 and 1998, respectively.

Interest Expense. Interest expense decreased $16,000 from $1,078,000 for the six months ended March 31, 1998 to $1,062,000 for the six months ended March 31, 1999. The decrease in interest expense was attributable to an increase in interest-bearing liabilities of $.6 million and a decrease in the cost of funds of 40 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $.6 million from the six months ended March 31, 1998 to the six months ended March 31, 1999.

Non-Interest Income. Non-interest income increased by $6,800 primarily from an increase in service charges on deposit accounts of $7,900, late charges of $2,500 and partially offset by a decrease in gain in sale of other real estate of $3,000.

Non-Interest Expense. Non-interest expense increased by $101,000 primarily due to increased compensation and other personnel expense, and expense of the parent company, which did not exist during the six months ended March 31, 1998. Our compensation and other personnel expense increased an aggregate of $44,000 between the periods as a result of year-end pay raises, our hiring of additional employees and contributions to the Bank's Employee Stock Ownership Plan created in April of 1998. The Parent Company's operating expenses for the six months ended March 31, 1999 were $48,000.

Income Taxes. Income tax expense amounted to $62,000 for the six months ended March 31, 1998 compared to $98,000 for the six months ended March 31, 1999.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to asses compliance with regulatory guidelines. At March 31, 1999, the Bank had tangible capital, leverage, and total risk-based capital of 12.94%, 12.94% and 20.12%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 3.00% and 8.00%, respectively.

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

Our new bank building is near completion. The estimated cost of the new facility and land is $960,000. We are exploring whether to purchase land and construct a branch. Although no definite plans have been made, if a new branch is built, the land and construction costs could total approximately $600,000. We have sufficient liquid assets to pay for these costs. These costs will partially offset by the sale of our existing office. We also have sufficient capital resources to install an ATM machine, and are planning to offer that service in the future.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Our annual meeting of the stockholders was held on January 27, 1999. At the meeting, six directors were elected for terms to expire in 2000, 2001 and 2002 and the selection of independent auditors was approved. We have a total of six directors.

                  The results of voting are shown for each matter considered.

Director Election:

Nominee                             Votes For  Votes Withheld   Broker Non-Votes

2000 Term Expiration:
Claude R. Butler                     443,895        7,092             -0-
Walter B. Holwell                    443,895        7,092             -0-

2001 Term Expiration:
Daniel M. Mitchell                   443,895        7,092             -0-
John W. Romine                       443,895        7,092             -0-

2002 Term Expiration:
Robert L. Cunningham, III            443,895        7,092             -0-
Melvin E. Plair                      443,895        7,092             -0-

Auditor Ratification:
Votes For                            439,745
Votes Against                        300
Abstentions                          4,942
Broker Non-Votes                     -0-

                  We held a special meeting of stockholders on April 13, 1999. At the meeting, a stock option plan and a restricted stock plan were approved by stockholders.

                  The results of voting are shown for each matter considered.

1999 Stock Option Plan:

Votes For                                           358,693
Votes Against                                       60,694
Abstentions                                         4,967
Broker Non-Votes                                    10,350

1999 Restricted Stock Plan:

Votes For                                           369,143
Votes Against                                       60,594
Abstentions                                         4,967

Item 5.  Other Information
         -----------------

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b)      None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  QUITMAN BANCORP, INC.



Date: May 11, 1999                    By: /s/Melvin E. Plair
                                          ------------------------------------
                                          Melvin E. Plair
                                          President and Chief Executive Officer
                                          (Principal Executive and Financial
                                            Officer)
                                          (Duly Authorized Officer)



Date: May 11, 1999                    By: /s/Peggy L. Forgione
                                          ------------------------------------
                                          Peggy L. Forgione
                                          Vice President and Controller
                                          (Chief Accounting Officer)