Form 10QSB
period 1999-06-30
QUITMAN BANCORP INC
filed 1999-08-12
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 602 East Screven Street, Quitman, Georgia 31643
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 263-7538
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

      -------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X   NO
                             ---     ---

    Number of shares of Common Stock outstanding as of June 30, 1999: 537,563

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

     Item 1.  Financial Statements...........................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation.....10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................14

     Item 2.  Changes in Securities and Use of Proceeds.....................14

     Item 3.  Defaults upon Senior Securities...............................14

     Item 4.  Submission of Matters to a Vote of Security Holders...........14

     Item 5.  Other Information.............................................15

     Item 6.  Exhibits and Reports on Form 8-K..............................15

     Signatures.............................................................16

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------
                                                                                    JUNE 30,        SEPTEMBER 30,
                                                                                      1999              1998
                                                                                   ------------    --------------
                                                                                   (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                                 $  1,016,442         168,404
   Interest-bearing deposits in other banks                                             744,784         203,462
                                                                                   ------------    ------------
         Total Cash and Cash Equivalents                                              1,761,226         371,866
Investment securities:
   Available-for-sale                                                                 6,237,801       5,640,709
   Held-to-maturity                                                                         -0-         200,000
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                              39,508,464      36,397,067
Office properties and equipment, at cost, net of
   accumulated depreciation                                                           1,621,062         681,453
Real estate and other property acquired
   in settlement of loans                                                               342,923             -0-
Accrued interest receivable                                                             448,843         447,854
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                              286,700         239,800
Cash value of life insurance                                                            447,911         337,813
Other assets                                                                            173,222          45,182
                                                                                   ------------    ------------
         Total Assets                                                              $ 50,828,152      44,361,744
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits                                                                        $ 41,657,612      34,954,584
   Advances from Federal Home Loan Bank                                               1,000,000             -0-
   Accrued interest payable                                                             337,939         275,028
   Income taxes payable                                                                  47,597          24,660
   Other liabilities                                                                    130,036         143,719
                                                                                   ------------    ------------
      Total Liabilities                                                              43,173,184      35,397,991
                                                                                   ------------    ------------

Stockholders' Equity:
   Common stock,  $.10 par value,  4,000,000
      shares  authorized,  661,250 shares
      issued and 537,563 shares outstanding
      June 30, 1999 (661,250 September 30,
      1998)                                                                              66,125          66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                        -0-             -0-
   Additional paid in capital                                                         6,135,412       6,135,412
   Retained Earnings                                                                  3,413,630       3,256,097
   Accumulated other comprehensive income (loss)                                        (59,016)         35,119
                                                                                      9,556,151       9,492,753
   Receivable from employee stock ownership plan                                       (502,550)       (529,000)
   Treasury stock, 123,687 shares at cost (-0- September
      30, 1998)                                                                      (1,398,633)            -0-
      Total Stockholders' Equity                                                      7,654,968       8,963,753
         Total Liabilities and Stockholders' Equity                                $ 50,828,152      44,361,744
                                                                                   ============    ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     (UNAUDITED)             (UNAUDITED)
                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ---------------------------------------------
                                                    1999        1998        1999        1998
                                                 ---------   ---------   ---------   ---------
Interest Income:
   Loans receivable:
      First mortgage loans                       $ 834,731     753,663   2,424,872   2,252,991
      Consumer and other loans                      52,523      33,067     155,849      90,787
   Interest on FHLMC Pool                               40          62         136         204
   Investment securities                            92,270      66,848     270,168     192,406
   Interest-bearing deposits                         9,442      52,784      24,304      79,037
   Federal funds sold                                  -0-         351         482         419
                                                 ---------   ---------   ---------   ---------
         Total Interest Income                     989,006     906,775   2,875,811   2,615,844
                                                 ---------   ---------   ---------   ---------

Interest Expense:
   Deposits                                        553,394     511,219   1,603,401   1,552,550
   Interest on Federal Home Loan
      Bank advances                                    -0-         -0-      11,546      36,621
                                                 ---------   ---------   ---------   ---------
         Total Interest Expense                    553,394     511,219   1,614,947   1,589,171
                                                 ---------   ---------   ---------   ---------

Net Interest Income                                435,612     395,556   1,260,864   1,026,673

Provision for loan losses                              -0-       6,000      10,000      24,000
                                                 ---------   ---------   ---------   ---------

Net Interest Income After Provision for Losses     435,612     389,556   1,250,864   1,002,673
                                                 ---------   ---------   ---------   ---------

Non-Interest Income:
   Gain (loss) on sale of securities                   -0-         -0-       1,094          18
   Late charges on loans                             8,411       8,220      27,137      24,396
   Service charges                                  11,902       1,755      21,538       5,465
   Insurance commissions                             5,168         410       5,725       1,252
   Other income                                      2,065         -0-       4,640       2,079
   Gain on sale of other real estate                   -0-       4,090         -0-       7,102
   Gain on sale of fixed assets                     84,019         -0-      84,019         -0-
                                                 ---------   ---------   ---------   ---------
         Total Non-Interest Income                 111,565      14,475     144,153      40,312
                                                 ---------   ---------   ---------   ---------

Non-Interest Expense:
   Compensation                                    113,136      82,202     292,324     232,848
   Other personnel expenses                        100,358      71,254     197,177     152,532
   Occupancy expenses of premises                    9,854       5,079      21,420      15,509
   Furniture and equipment expenses                 40,329      32,746     113,175      80,005
   Federal deposit insurance                         5,525       5,432      16,286      16,137
   Advertising                                       9,504       7,058      34,509      37,418
   Legal expense                                    15,425       7,462      41,624       8,962
   Accounting and auditing                          10,810       8,275      37,360      22,664
   Office supplies and printing                     18,828      10,519      39,373      22,859
   Business occupation and other taxes              11,707       7,877      41,451      28,929
   Charitable contributions                          1,171         379       8,268      29,743
   Other operating expenses                         45,180      19,679     113,498      83,277
                                                 ---------   ---------   ---------   ---------
         Total Non-Interest Expense                381,827     257,962     956,465     730,883
                                                 ---------   ---------   ---------   ---------

Income Before Income Taxes                         165,350     146,069     438,552     312,102
Provision for Income Taxes                          71,084      50,829     168,606     113,211
                                                 ---------   ---------   ---------   ---------
Net Income                                      $   94,266      95,240     269,946     198,891
                                                 =========   =========   =========   =========
Earnings Per Share (Basic and Diluted)          $      .19         .14         .49         .30
                                                 =========   =========   =========   =========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                                                      ACCUMULATED
                                                                        OTHER
                                               ADDITIONAL            COMPREHENSIVE  RECEIVABLE
                                 COMMON         PAID IN     RETAINED    INCOME         FROM         TREASURY
                                 STOCK          CAPITAL     EARNINGS    (LOSS)         ESOP           STOCK        TOTAL
                                 -----          -------     --------    ------         ----           -----        -----

Balances,
  September 30, 1997         $      -0-         -0-         2,952,560     5,993            -0-               -0-     2,958,553

Net income                          -0-         -0-           198,891       -0-            -0-               -0-       198,891

Common stock
 issued 661,250 shares           66,125   6,134,619               -0-       -0-            -0-               -0-     6,200,744

Other comprehensive
  income                            -0-         -0-               -0-     6,739            -0-               -0-         6,739

ESOP loan guaranteed                -0-         -0-               -0-       -0-      (529,000)               -0-      (529,000)
                              ---------   ---------         ---------   -------      --------         ----------    ----------


Balances, June 30, 1998,
 (Unaudited)                  $  66,125   6,134,619         3,151,451    12,732      (529,000)               -0-     8,835,927
                              =========   =========         =========  ========    ==========         ==========    ==========


Balances,
  September 30, 1998          $  66,125   6,135,412         3,256,097    35,119      (529,000)               -0-     8,963,753

Net income                          -0-         -0-           269,946       -0-            -0-               -0-       269,946

Dividends                           -0-         -0-          (112,413)      -0-            -0-               -0-      (112,413)

Other comprehensive
  income (loss)                     -0-         -0-               -0-   (94,135)           -0-               -0-       (94,135)

Change in receivable
 from employee stock
 ownership plan                     -0-         -0-               -0-       -0-         26,450               -0-        26,450

Treasury stock
  acquired, 123,687 shares          -0-         -0-               -0-       -0-            -0-       (1,398,633)    (1,398,633)
                              ---------   ---------           -------  --------     ----------       ----------     ----------


Balances, June 30, 1999,
 (Unaudited)                  $  66,125   6,135,412         3,413,630   (59,016)      (502,550)      (1,398,633)     7,654,968
                              =========   =========         =========   =======     ==========       ==========     ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                              NINE MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  1999           1998
                                                             ------------    -----------
                                                              (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
-------------------------------------
   Net income                                                $   269,946        198,891
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                74,304         55,934
      Provision for loan losses                                   10,000         24,000
      Amortization (Accretion) of securities                      10,615          9,756
      Gain on sale of foreclosed assets                              -0-         (7,102)
      Gain on sale of securities                                  (1,094)           -0-
      Deferred income taxes                                       (1,813)           -0-
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable            (989)       (34,883)
      Increase (Decrease) in accrued interest payable             62,911         38,005
      Increase (Decrease) in other liabilities                   (28,717)        14,515
      Increase (Decrease) in income taxes payable                 (8,409)       (42,556)
      (Increase) Decrease in other assets                        (31,352)       (12,689)
                                                             -----------    -----------
         Net cash provided (used) by operating activities        355,402        243,871
                                                             -----------    -----------

Cash Flows From Investing Activities:
-------------------------------------
   Capital expenditures                                       (1,013,913)      (394,608)
   Purchase of available-for-sale securities                  (3,126,358)    (2,432,535)
   Proceeds from sale of foreclosed property                         -0-        256,709
   Proceeds from maturity of held-to-maturity securities         200,000        600,000
   Proceeds from maturity of available-for-sale securities       100,000        550,000
   Proceeds from sale of available-for-sale securities         2,150,000            -0-
   Purchase of stock in Federal Home Loan Bank                   (46,900)       (12,100)
   Net (increase) decrease in loans                           (3,464,320)    (1,665,112)
   Principal collected on mortgage-backed securities             127,115         19,090
   Increase in cash value of life insurance                     (110,098)      (102,559)
                                                             -----------    -----------
         Net cash provided (used) by investing activities     (5,184,474)    (3,181,115)
                                                             -----------    -----------

Cash Flows From Financing Activities:
-------------------------------------
   Net increase (decrease) in deposits                         6,703,028        114,651
   Proceeds from Federal Home Loan Bank advances               2,000,000        300,000
   Principal collected on receivable from ESOP                    26,450            -0-
   Purchase of treasury stock                                 (1,398,633)           -0-
   Payment on Federal Home Loan advances                      (1,000,000)    (1,600,000)
   Common stock issued                                               -0-      6,200,744
   Dividends paid                                               (112,413)           -0-
                                                             -----------    -----------
         Net cash provided (used) by financing activities      6,218,432      5,015,395
                                                             -----------    -----------

Net Increase (Decrease) in cash and cash equivalents           1,389,360      2,078,151
Cash and Cash Equivalents at Beginning of Period                 371,866        656,808
                                                             -----------    -----------
Cash and Cash Equivalents at End of Period                   $ 1,761,226      2,734,959
                                                             ===========    ===========
Supplemental Disclosures of Cash Flows Information:
---------------------------------------------------
   Cash Paid During The Period:
      Interest                                               $ 1,552,036      1,551,166
      Income taxes                                               185,014        163,435
   Non-Cash Investing Activities:
      Increase (Decrease) in other comprehensive income          (94,135)         6,739


                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                                     (UNAUDITED)            (UNAUDITED)
                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                --------------------------------------------
                                                  1999        1998        1999        1998
                                                --------    --------    --------    --------

Net Income                                      $ 94,266      95,240     269,946     198,891
                                                --------    --------    --------    --------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                (55,046)     (4,114)    (93,041)      6,757
      Reclassification adjustment for (gains)
        losses included in net income                -0-         -0-      (1,094)        (18)
                                                --------    --------    --------    --------

   Other Comprehensive Income (Loss)             (55,046)     (4,114)    (94,135)      6,739
                                                --------    --------    --------    --------

Comprehensive Income                            $ 39,220      91,126     175,811     205,630
                                                ========    ========    ========    ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine month period ended June 30, 1999 is not necessarily indicative of the results which may be expected for the entire year.

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

Note 3 - Stock Repurchase
-------------------------

         The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 127,290 shares of common stock. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options. As of June 30, 1999, the Company had repurchased 123,687 shares of its common stock at a cost of $1,398,633.

Note 4 - Earnings Per Share
---------------------------

         The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                                 JUNE 30,             JUNE 30,
                                                                                        ----------------------   ------------------
                                                                                             1999        1998      1999      1998
                                                                                        ------------   -------   -------   -------

(a)    Net income available to shareholders                                            $      94,266    95,240   269,946   198,891
                                                                                        ------------   -------   -------   -------
         Denominator:
           Weighted-average shares outstanding                                               556,585   661,250   600,543   661,250
           Less:  ESOP weighted-average shares
           unallocated                                                                        50,255       -0-    51,137       -0-
                                                                                        ------------   -------   -------   -------

(b)    Basic EPS weighted-average shares
         outstanding                                                                         506,330   661,250   549,406   661,250

         Effect of dilutive securities                                                           -0-       -0-       -0-       -0-


(c)    Diluted EPS weighted-average shares
         outstanding                                                                         506,330   661,250   549,406   661,250
                                                                                        ============   =======   =======   =======

         Basic earnings per share (a/b)                                                 $        .19       .14       .49       .30
                                                                                        ============   =======   =======   =======

         Diluted earnings per share (a/c)                                               $        .19       .14       .49       .30
                                                                                        ============   =======   =======   =======

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at June 30, 1999 and September 30, 1998

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; disruption in data processing caused by computer malfunctions associated with the year 2000 that may be greater than expected; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks described above involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf to the Company.

Total assets increased by $6.5 million or 14.5% due primarily to the increase in cash and cash equivalents, office properties and equipment and loans resulting from funds received from capital stock issued by Quitman Bancorp, Inc., the Bank's newly formed holding company.

Total equity decreased by $1,308,785 as result of net income for the nine months ended June 30, 1999, changes in other comprehensive income, reduction of a guaranty of a loan to the Bank's employee stock ownership plan, purchase of 123,687 shares of treasury stock at a cost of $1,398,633, and payment of dividends in the amount of $112,413.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis increased to $234,428 at June 30, 1999 from $103,213 at September 30, 1998. The increase was the result of eight loans being reclassified to performing loans, eight loans being foreclosed and twenty-one loans being added to non-accrual. The allowance for loan losses was $38,000 at June 30, 1999.

Comparison of the Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net Income. Net income decreased by $1,000 or 1.1% from net income of $95,000 for the three months ended June 30, 1998 to net income of $94,000 for the three months ended June 30, 1999. This decrease is primarily the result of increased income tax expense. The annualized return on average assets decreased from .86% to .77% for the three months ended June 30, 1998 and 1999, respectively.

Net Interest Income. Net interest income increased $46,000 or 11.82% from $390,000 for the three months ended June 30, 1998 to $436,000 for the three months ended June 30, 1999. The increase was primarily due to an increase in loans resulting from the approximately $6.2 million in net proceeds received in April, 1998 from our initial public offering.

Interest Income. Interest income increased $82,000 for the three months ended June 30, 1999 compared to the same three months ended June 30, 1998. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 15.32%. This increase in average interest-earning assets added an additional $82,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.6% from 9.1% for the three months ended June 30, 1999 and 1998, respectively.

Interest Expense. Interest expense increased $4,200 from $511,000 for the three months ended June 30, 1998 to $553,000 for the three months ended June 30, 1999. The increase in interest expense was due to an increase in interest-bearing liabilities of $4.8 million and a slight decrease in the cost of funds of 40 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $2.0 million, from the three months ended June 30, 1998 to the three months ended June 30, 1999.

Non-Interest Income. Non-interest income increased by $97,000 primarily from an increase in service charges, $10,000 and miscellaneous income, $3,000, and gain on sale of fixed assets $84,000.

Non-Interest Expense. Non-interest expense increased by $124,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $60,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Employee Stock Ownership Plan formed in April of 1998. Other non-interest expenses including expenses of the Parent Company in the amount of $21,000, increased $64,000.

As a result of our new bank building opening on April 26, 1999, our non-interest expense increased. Also, on April 13, 1999 we implemented a restricted stock plan and a stock option plan which further increased our non-interest expense.

Income Taxes. Income tax expense amounted to $51,000 for the three months ended June 30, 1998 compared to $71,000 for the three months ended June 30, 1999.

Comparison of the Results of Operations for the Nine Months Ended June 30, 1999 and 1998

Net Income. Net income increased by $71,000 or 35.7% from net income of $199,000 for the nine months ended June 30, 1998 to net income of $270,000 for the same nine months of fiscal 1999. This increase is primarily the result of increased interest income that more than offset increases in non-interest expense and gain realized on the sale of fixed assets of $84,000. The annualized return on average assets increased from .64% to .76% for the nine months ended June 30, 1998 and 1999, respectively.

Net Interest Income. Net interest income increased $248,000 or 24.8%, from $1,003,000 for the nine months ended June 30, 1998 to $1,251,000 for the nine months ended June 30, 1999. The increase was primarily due to an increase in residential mortgages and consumer loans and a decrease in the cost of funds.

Interest Income. Interest income increased $260,000 for the nine months ended June 30, 1999 compared to the same nine months ended June 30, 1998. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 14.4%. This increase in average interest-earning assets added an additional $260,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.6% from 8.9% for the nine months ended June 30, 1999 and 1998, respectively.

Interest Expense. Interest expense increased $26,000 from $1,589,000 for the nine months ended June 30, 1998 to $1,615,000 for the nine months ended June 30, 1999. The decrease in interest expense was attributable to an increase in interest-bearing liabilities of $2.9 million and a decrease in the cost of funds of 40 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $3 million from the nine months ended June 30, 1998 to the nine months ended June 30, 1999.

Non-Interest Income. Non-interest income increased by $104,000 primarily from an increase in service charges on deposit accounts of $16,000, late charges of $3,000, gain on sale of fixed assets $84,000, miscellaneous income $8,000 and partially offset by a decrease in gain in sale of other real estate of $7,000.

Non-Interest Expense. Non-interest expense increased by $226,000 primarily due to increased compensation and other personnel expense, occupancy, furniture and equipment expense and expense of the parent company. Our compensation and other personnel expense increased an aggregate of $104,000 between the periods as a result of year-end pay raises, our hiring of additional employees and contributions to the Bank's Employee Stock Ownership Plan created in April of 1998. The Parent Company's operating expenses increased by $59,000 because it only existed for three months in the prior period. Due to construction of a new bank building and purchase of new furniture, fixtures and equipment our occupancy, furniture and equipment expense increased an aggregate of $39,000.

Income Taxes. Income tax expense amounted to $113,000 for the nine months ended June 30, 1998 compared to $168,000 for the nine months ended June 30, 1999.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1999, the Bank had tangible capital, leverage, and total risk-based capital of 12.27%, 12.27% and 19.20%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

On April 20, 1999, the Board of Directors approved a dividend of $.20 per share, payable May 24, 1999 to shareholders of record on May 10, 1999. While the Company paid this dividend from its cash funds, the primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary bank. Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefore.

Federal banking law provides that a savings bank may, by providing prior regulatory notice, generally pay dividends during a calendar year in an amount equal to net income for the calendar year plus retained net income for the preceding two years. Any amount in excess of that level requires prior regulatory approval from the Office of Thrift Supervision (the "OTS"). The OTS may disapprove any dividend if the Bank is undercapitalized or the dividend would render the Bank undercapitalized. The OTS may also disapprove any dividend for, among other reasons, safety and soundness concerns.

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

Our new bank building has been completed. The cost of the new facility and land was $1,060,000. We are exploring whether to purchase land and construct a branch. Although no definite plans have been made, if a new branch is built, the land and construction costs could total approximately $600,000. We have sufficient liquid assets to pay for these costs. These costs were partially offset by the sale of our existing office. We also have installed an ATM machine, and are now offering that service.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

               (a) Exhibit 10.3 - Quitman Bancorp, Inc. 1999 Stock Option Plan Incorporated by reference to Exhibit A to the proxy statement for the special meeting of stockholders held on April 13, 1999 (SEC File Number 0-23763).

                    Exhibit 10.4 - Quitman Federal Savings Bank Restricted Stock Plan and Trust Agreement. Incorporated by reference to Exhibit B to the proxy statement for the special meeting of stockholders held on April 13, 1999 (SEC File Number 0-23763).


               (b)  A Form 8-K (Item  7),  dated as of May 25,  1999,  was filed
                    during  the  quarter   concerning  the  authorization  of  a
                    repurchase plan.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            QUITMAN BANCORP, INC.



Date:    August 12, 1999         By:     /s/Melvin E. Plair
                                         ---------------------------
                                         Melvin E. Plair
                                         President and Chief Executive Officer
                                         (Principal Executive and Financial
                                           Officer)
                                         (Duly Authorized Officer)


         August 12, 1999         By:     /s/Peggy L. Forgione
                                         ---------------------------
                                         Peggy L. Forgione
                                         Vice President and Controller
                                         (Chief Accounting Officer)