Form 10KSB
period 1999-09-30
QUITMAN BANCORP INC
filed 1999-12-23
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended   September 30, 1999
                                ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from             to             .
                                   -----------    ------------

                           Commission File No. 0-23763

                              Quitman Bancorp, Inc.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

        Georgia                                                 58-2365866
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
   or Organization)                                          Identification No.)

602 East Screven Street, Quitman, Georgia                          31643
-----------------------------------------                    -------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:               (912) 263-7538
                                                             -------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $4,096,416

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 7, 1999, was $4.0 million.

     As of December 7, 1999, there were issued and outstanding 507,262 shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1999. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1999. (Parts II and III)

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

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; disruptions caused by computer malfunctions associated with the year 2000 issue; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

     The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business
--------------------------------

General

     The Company is a Georgia-chartered corporation organized in December 1997 at the direction of Quitman Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 2, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company. Changes to federal law that occurred after the end of the fiscal year significantly restrict the ability of the Company to affiliate in any way with non-financial companies. However, these changes do not impact the current business of the Company and the Company generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

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

Lending Activities

     Loan Portfolio Data. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                           At September 30,
                                         ----------------------------------------------------------
                                                 1999                            1998
                                         ----------------------        ----------------------------
                                         Amount         Percent        Amount          Percent
                                         ------         -------        ------          -------
                                                         (Dollars in thousands)
Type of Loans:
Real estate loans:
  One-to-four family residential.......      $31,580        72.79%         $27,073           70.69%
  Multi-family (5 or more) dwelling....          612          1.41             810             2.11
  Non residential......................        6,110         14.08           5,339            13.94
  Construction.........................        2,801          6.46           3,433             8.96
  FHLMC pools..........................            2           .00               3             0.01
Share loans............................          470          1.08             557             1.45
Consumer ..............................        1,813          4.18           1,089             2.84
                                               -----          ----          ------            -----
                                              43,388        100.00%         38,304          100.00%
                                              ======        ======          ------          ======
Less:
  Loans in process.....................        1,825                         1,489
  Allowance for loan losses............          389                           370
  Deferred loan origination fees
   and costs...........................           53                            48
                                             -------                        ------
Total loans, net.......................      $41,121                       $36,397
                                              ======                        ======

     Loan Maturity Tables. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 1999. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                                   Non
                                  Residential  Residential   Construction    Other    Total
                                  -----------  -----------   ------------    -----    -----
                                                         (In thousands)
Amounts due:
Within 1 year.................     $ 4,170       $2,273        $2,681      $1,119   $10,243
Over 1 to 5 years.............      17,598        2,087            62         832    20,579
Over 5 years..................      10,426        1,750            58         332    12,566
                                    ------        -----            --         ---    ------
  Total amount due............     $32,194       $6,110        $2,801      $2,283   $43,388
                                    ======        =====         =====       =====    ======

Less:
Allowance for loan losses.....                                                        1,825
Loans in process..............                                                          389
Deferred loan fees............                                                           53
                                                                                   --------
  Loans receivable, net.......                                                      $41,121
                                                                                     ======

     The following table sets forth the dollar amount of all loans due after September 30, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                              Floating or
                              Fixed Rates  Adjustable Rates  Total
                              -----------  ----------------  -----
                                           (In thousands)
Real estate:
  Residential................. $27,806          $338        $28,144
  Non-residential.............   3,837            --          3,837
                                ------        ------         ------

Non real estate:
  Share loans.................     240            --            240
  Consumer....................     924            --            924
                                ------        ------         ------
                               $32,807         $ 338        $33,145
                                ======        ======         ======


     One- Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 85% of the appraised market value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 80%. The Bank primarily originates and retains fixed-rate balloon loans having terms of 3 or 5 years, with principal and interest payments calculated using up to a 25-year amortization period. Because of the amortization period, relatively short term and renewability of their loans, there are similarities between these loans and ARMs, particularly from the Bank's asset/liability management perspective. The Bank occasionally originates 15 year fixed-rate loans.

     The interest rate on the Bank's ARM loans is based on an index plus a stated margin. The Bank may offer discounted initial interest rates on ARM loans but it requires that the borrower qualify for the ARM loan at the fully indexed rate (the index rate plus the margin). ARM loans provide for periodic interest rate adjustments upward or downward.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 1999, less than 10% of the one- to four-family residential loans that the Bank held had adjustable rates of interest.

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

     The Bank also originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans typically are made for a term of six months after which the Bank allows one extension of six months. If after one year a unit remains unsold, the Bank requires that the builder make a 10% principal reduction payment and the Bank either then allows the builder to make interest payments for 90 days before he is required to make another principal reduction payment, or the builder may choose that the Bank treat the loan as a regular loan, pursuant to which he will make monthly payments for the full term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience has been that most speculative loans are repaid well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 75%. At September 30, 1999 the Bank's largest speculative loan was $70,000, drawn on a line of credit, and was performing in accordance with its terms.

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

     Loan Commitments. At September 30, 1999, commitments to cover originations of mortgage loans totaled $1.8 million. The Bank believes that virtually all of its commitments will be funded.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At September 30, 1999, the aggregate loans outstanding of the Bank's five largest borrowers have outstanding balances of between $496,000 and $644,100.

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

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of SFAS
15. For the year ended September 30, 1999, there was $19,745 in interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans; however, interest income on these loans, which is recorded only when received, was $8,392.

                                                                          At September 30,
                                                                     1999               1998
                                                                 -----------         ----------
                                                                          (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Construction loans....................................              $  --           $     15
  One- to four-family residential.......................                214                 88
  All other mortgage loans..............................                 --                 --
Non-mortgage loans:
  Commercial............................................                 --                 --
  Consumer..............................................                 14                 --
                                                                     ------              -----
Total...................................................                228             $  103
                                                                     ======              =====
Accruing loans contractually past due 90 days or more:
Mortgage loans:
  Construction loans....................................             $   15            $    15
  One- to four-family residential.......................                 83                185
  All other mortgage loans..............................                 --                 --
Non-mortgage loans:
  Commercial............................................                 --                 --
  Consumer..............................................                 16                 10
                                                                       ----              -----
Total...................................................             $  114             $  210
                                                                       ====              =====
Total non-accrual and accrual loans.....................             $  342             $  313
                                                                       ====              =====
Real estate owned.......................................             $  139             $   --
                                                                       ====              =====
Other non-performing assets.............................             $   --             $   --
                                                                       ====              =====
Total non-performing assets.............................             $  481             $  313
                                                                       ====              =====
Total non-performing loans to total loans, net..........                .83%               .86%
                                                                       ====              =====
Total non-performing loans to total assets..............                .65%               .72%
                                                                       ====              =====
Total non-performing assets to total assets.............                .91%               .72%
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

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1999, the Bank had $565,000, $900,000, $0 and $0 of loans classified as special mention, substandard, doubtful and loss, respectively.

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

                                                                   At September 30
                                                -----------------------------------------------
                                                             1999                      1998
                                                -------------------------   -------------------
                                                            Percent of               Percent of
                                                             Loans in                 Loans in
                                                               Each                     Each
                                                             Category                 Category
                                                             to Total                 to Total
                                                 Amount       Loans         Amount      Loans
                                                 ------       -----         ------      -----
                                                              (Dollars in thousands)
At end of period allocated to:
  One- to four-family......................         $286           72.8%     $ 262        70.7%
  Multi-family.............................            6             1.4         7          2.0
  Other real estate........................           81            20.5        85         22.9
  Consumer.................................           16             5.3        16          4.4
                                                  ------          ------     -----        -----
     Total allowance.......................         $389           100.0%    $ 370        100.0%
                                                  ======          ======     =====        =====


     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                           At September 30,
                                                     --------------------------
                                                       1999            1998
                                                      --------      ---------
                                                       (Dollars in thousands)

Total loans, net..................................    $41,121         $36,397
                                                       ======          ======
Average loans outstanding.........................     38,759         $34,862
                                                       ======          ======

Allowance balances (at beginning of period).......        370         $   346
Provision:
  Residential.....................................         15              17
  Non-residential.................................          2               6
  Consumer........................................          3               1
Net charge-offs (recoveries):
  Residential.....................................          1              --
  Non-residential.................................         --              --
  Consumer........................................         --              --
                                                      -------          ------
Allowance balance (at end of period)..............    $   389         $   370
                                                      =======          ======
Allowance for loan losses as a percent
  of total loans outstanding......................       .94%            1.01%
                                                      ======           ======
Net loans charged off as a percent of
  average loans outstanding.......................         --              --

Investment Activities

     Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

     The Company's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States government agencies.

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

                                                          At September 30,
                                                       ---------------------
                                                         1999         1998
                                                       --------    ---------
                                                         (In thousands)

Investment securities:
 U.S. Government securities available-for-sale...          $300      $   714
 U.S. Government securities held-to-maturity.....            --           --
 U.S. Agency securities available-for-sale.......         4,980        4,409
 U.S. Agency securities held-to-maturity.........            --          200
 State, County and Municipal securities
   available-for-sale............................           388           --
 State, County and Municipal securities
   held-to-maturity..............................            --           --
                                                        -------     --------
   Total investment securities...................         5,668        5,323
Interest-bearing deposits........................           262          203
FHLB stock.......................................           287          240
Mortgage-backed securities available-for-sale....           891          518
Mortgage-backed securities held-to-maturity......            --           --
                                                        -------     --------
   Total investments.............................        $7,108       $6,284
                                                        =======     ========

     The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Company's investments at September 30, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Further, yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                                                                                                       Total
                                  One Year or Less     One to Five Years Five to Ten Years More than Ten Years Investment Securities
                                Carrying      Average  Carrying Average Carrying Average  Carrying Average Carrying  Average  Market
                                  Value        Yield     Value   Yield    Value   Yield    Value    Yield    Value    Yield    Value
                                 -------      -------   ------- -------  ------- -------  -------  -------  -------  -------  ------
                                                                     (Dollars in thousands)
Investment securities:
  U.S. Government securities....   $    --       --%  $   300    6.07%      --      --                     $  300     6.07%  $  300
  U. S. Agency securities.......     1,846     6.10     3,134    5.88       --      --                      4,980     5.96    4,980
  Corporate notes and bonds.....        --       --        --      --       --      --                         --       --       --
  Other securities(1)...........        --       --       168    6.36       --      --    $  220   5.00%      388     5.59      388
                                  --------  -------    ------    ----    -----   -----      ----   ----    ------     ----   ------
    Total investment securities.     1,846     6.10     3,602    5.92       --      --       220    5.00    5,668     5.94    5,668
Interest-bearing deposits.......       262     6.22        --      --       --      --        --      --      262     6.22      262
Federal funds sold..............        --       --        --      --       --      --        --      --       --       --       --
FHLB stock......................       287     7.53        --      --       --      --        --      --      287     7.53      287
Mortgage-backed securities......      --        --        357    6.44       --      --       534    5.05      891     5.61      891
                                  --------  -------    ------    ----   ------  ------      ----    ----   ------     ----    -----
    Total investments...........   $ 2,395     6.28%  $ 3,959    5.97%      --      --    $  754    5.04%  $7,108    5.97%   $7,108
                                  ========  =======   =======   =====   ======  ======      ====    ====    =====    ====     =====

         (1)      State, county and municipal securities

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

     Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.


                                          Certificates
Maturity Period                            of Deposit
---------------                            ----------
                                         (In thousands)

Within three months...............           $1,308
Three through six months..........            2,599
Six through twelve months.........            3,178
Over twelve months................            2,609
                                            -------
                                             $9,694
                                            =======

     Borrowings. Advances (borrowings) may be obtained from the FHLB of Atlanta to supplement the Bank's supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta, a portion of the Bank's first mortgage loans, and other assets.

     The following table sets forth the terms of the Bank's short-term FHLB advances.

                                                            During the Year ended September 30,
                                                            -----------------------------------
                                                                  1999             1998
                                                                  ----             ----
                                                                 (Dollars in thousands)

Balance at period end.......................................     $2,500         $    --
Average balance outstanding during the period...............        917             615
Maximum amount outstanding at any month-end
  during the period.........................................      3,500           1,600
Weighted average interest rate during the period............        5.6%            5.5%

Personnel

     At September 30, 1999 the Bank had twelve full-time employees and six part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with the Bank's employees is good.

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

     Subsequent to the end of the fiscal year, federal law was amended to effectively prohibit the Company from affiliating in any way with a non-financial company. In connection with the amendment to federal law, the Company may now become affiliated with securities firms and insurance companies. These changes to federal law do not impact the current business of the Company. Unlike savings and loan holding companies that may be created in the future, the Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

     Qualified Thrift Lender ("QTL") Test. As the Company owns only one savings institution, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the QTL test. If the Company controlled more than one savings institution, it would lose the ability to diversify its operations into nonbanking related activities, unless such other savings institutions each also qualified as a QTL or were acquired in a supervised acquisition. See "Savings Institution Regulation -- Qualified Thrift Lender Test."

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

     The deposit insurance assessment for most SAIF members is .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members may be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. Regulations that enable the OTS to take prompt corrective action against savings associations effectively impose higher capital requirements on savings associations.

     Dividend and Other Capital Distribution Limitations. The Bank must give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on the payment of dividends.

     Qualified Thrift Lender Test.  Savings  institutions  must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of September 30, 1999, the Bank was in compliance with its QTL requirement.

     Federal Reserve. The Federal Reserve requires all depository institutions to maintain noninterest- bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that are imposed by the OTS.

     Proposed Regulation. The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

Item 2. Description of Property
-------------------------------

(a)      Properties.

     The Company and the Bank operate from their office at 602 East Screven Street, Quitman, Georgia. The Bank sold its office at 100 West Screven Street, Quitman, Georgia.

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

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Common Stock Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

     The Registrant's financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     The information contained in the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners" in the Proxy Statement and to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report.

          1. The consolidated statements of financial condition of Quitman Bancorp, Inc. as of September 30, 1999 and 1998 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended September 30, 1999, together with the related notes and the independent auditors' report of Stewart, Fowler & Stalvey, P.C., independent certified public accountants.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)  List of Exhibits:

               3(i) Articles of Incorporation of Quitman Bancorp, Inc. *
               3(ii) Bylaws of Quitman Bancorp, Inc. *
               10.1 Director Indexed Salary Continuation Plan *
               10.2 Executive Indexed Salary Continuation Plan *
               10.3 1999 Stock Option Plan **
               10.4 1999 Restricted Stock Plan ***
               13   Portions  of Annual  Report to  Stockholders  for the fiscal year ended September 30, 1999
               21   Subsidiaries of the Registrant****
               23   Consent of Stewart, Fowler & Stalvey, P.C.
               27   Financial Data Schedule (electronic filing only)
--------------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-43063) declared effective by the SEC on February 11, 1998.
** Incorporated by reference to Exhibit A to the proxy statement for a special meeting held on April 13, 1999 (File No. 0-23763).
*** Incorporated by reference to Exhibit B to the proxy statement for a special meeting held on April 13, 1999 (File No. 0-23763).
**** Incorporated by reference to the identically  numbered  exhibit to the Form
     10-KSB for the fiscal year ended September 30, 1998 (File No. 0-23763).

          (b)  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 1999.

                                 QUITMAN BANCORP, INC.


                                 By:   /s/ Melvin E. Plair
                                       -------------------------------------
                                       Melvin E. Plair
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 23, 1999.


/s/ Claude R. Butler                 /s/ Melvin E. Plair
----------------------------------   ------------------------------------------
Claude R. Butler                     Melvin E. Plair
Chairman of the Board and Director   President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


/s/ Robert L. Cunningham, III        /s/ Peggy L. Forgione
----------------------------------   ------------------------------------------
Robert L. Cunningham, III            Peggy L. Forgione
Vice Chairman and Director           Vice President and Controller
                                     (Principal Accounting Officer)


/s/ Walter B. Holwell
----------------------------------
Walter B. Holwell
Director



/s/ John W. Romine
----------------------------------
John W. Romine
Director



/s/ Daniel M. Mitchell, Jr.
----------------------------------
Daniel M. Mitchell, Jr.
Director