Form 10QSB
period 1999-12-31
QUITMAN BANCORP INC
filed 2000-02-11
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999
                                    -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                 602 East Screven Street, Quitman, Georgia 31643
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


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

                         YES      X               NO
                             -----------              -------------

Number of shares of Common Stock outstanding as of December 31, 1999: 507,262

Transitional Small Business Disclosure Format (check one)

                         YES                       NO      X
                             -----------              -------------

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation......10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................14

     Item 2.  Changes in Securities and Use of Proceeds......................14

     Item 3.  Defaults upon Senior Securities................................14

     Item 4.  Submission of Matters to a Vote of Security Holders............14

     Item 5.  Other Information..............................................14

     Item 6.  Exhibits and Reports on Form 8-K...............................14

     Signatures..............................................................16

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------
                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                 1999             1999
                                                             ------------       ----------
                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                           $  1,879,447       1,706,799
   Interest-bearing deposits in other banks                       367,452         261,896
                                                             ------------    ------------
         Total Cash and Cash Equivalents                        2,246,899       1,968,695
Investment securities:
   Available-for-sale                                           6,218,972       6,558,701
Loans receivable - net of allowance for loan
   losses and deferred origination fees                        42,180,302      41,120,768
Office properties and equipment, at cost, net of
   accumulated depreciation                                     1,571,042       1,601,398
Real estate and other property acquired
   in settlement of loans                                         134,075         139,045
Accrued interest receivable                                       445,651         514,290
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                        286,700         286,700
Cash value of life insurance                                      544,755         482,354
Other assets                                                      240,013         170,198
                                                             ------------    ------------
         Total Assets                                        $ 53,868,409      52,842,149
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits                                                  $ 42,475,897      41,993,095
   Advances from Federal Home Loan Bank                         3,500,000       2,500,000
   Accrued interest payable                                       358,863         303,512
   Income taxes payable                                            62,241           1,312
   Other liabilities                                               29,630         369,230
                                                             ------------    ------------
      Total Liabilities                                        46,426,631      45,167,149
                                                             ------------    ------------

Stockholders' Equity:
   Common stock,  $.10 par value,                               4,000,000
      shares  authorized,  661,250 shares
      issued and 507,262 shares outstanding
      December 31, 1999 (533,960 September 30,
      1999)                                                        66,125          66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                  -0-             -0-
   Additional paid in capital                                   6,135,412       6,135,412
   Retained Earnings                                            3,524,217       3,491,984
   Accumulated other comprehensive income (loss)                 (115,802)        (77,699)
                                                             ------------    ------------
                                                                9,609,952       9,615,822
   Receivable from employee stock ownership plan                 (449,650)       (502,550)
   Treasury stock, 15,000 shares at cost                       (1,718,524)     (1,438,272)
                                                             ------------    ------------
      Total Stockholders' Equity                                7,441,778       7,675,000
                                                             ------------    ------------
         Total Liabilities and Stockholders' Equity          $ 53,868,409      52,842,149
                                                             ============    ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                        QUARTER ENDED
                                                         DECEMBER 31,
                                                  -------------------------
                                                     1999            1998
                                                 -----------     ----------
                                                 (Unaudited)     (Unaudited)
Interest Income:
   Loans receivable:
      First mortgage loans                       $   883,821        788,680
      Consumer and other loans                        70,323         54,318
   Interest on FHLMC Pool                                 31             50
   Investment securities                              99,109         88,880
   Interest-bearing deposits                           5,590          6,062
   Federal funds sold                                    -0-            356
                                                 -----------    -----------
         Total Interest Income                     1,058,874        938,346
                                                 -----------    -----------

Interest Expense:
   Deposits                                          575,614        519,152
   Interest on Federal Home Loan
      Bank advances                                   41,446         10,161
                                                 -----------    -----------
         Total Interest Expense                      617,060        529,313
                                                 -----------    -----------

Net Interest Income                                  441,814        409,033

Provision for loan losses                             15,000         10,000
                                                 -----------    -----------

Net Interest Income After Provision for Losses       426,814        399,033
                                                 -----------    -----------

Non-Interest Income:
   Gain (loss) on sale of securities                  (7,060)         1,094
   Gain on sale of other real estate                   1,576            -0-
   Service charges                                    22,619          3,971
   Insurance commissions                               3,377            361
   Other income                                       13,779          9,524
                                                 -----------    -----------
         Total Non-Interest Income                    34,291         14,950
                                                 -----------    -----------

Non-Interest Expense:
   Compensation                                      126,852         87,307
   Other personnel expenses                           63,190         34,246
   Occupancy expenses of premises                     12,206          6,095
   Furniture and equipment expenses                   53,320         37,788
   Federal deposit insurance                           6,069          5,251
   Advertising                                        11,475          9,730
   Office supplies                                    11,577          9,113
   Legal expense                                      14,699         12,580
   Charitable contributions                           11,973          5,994
   Accounting and auditing                            13,150         13,300
   Other operating expenses                           75,671         51,926
                                                 -----------    -----------
         Total Non-Interest Expense                  400,182        273,330
                                                 -----------    -----------

Income Before Income Taxes                            60,923        140,653
Provision for Income Taxes                            28,690         51,171
                                                 -----------    -----------
Net Income                                       $    32,233         89,482
                                                 ===========    ===========
Earnings Per Share (Basic and Diluted)           $       .07    $       .15
                                                 ===========    ===========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         ACCUMULATED
                                                                           OTHER
                                                 ADDITIONAL             COMPREHENSIVE RECEIVABLE
                                        COMMON    PAID IN     RETAINED     INCOME        FROM       TREASURY
                                        STOCK     CAPITAL     EARNINGS     (LOSS)        ESOP        STOCK        TOTAL
                                    ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balances, September 30, 1998         $  66,125   6,135,412   3,256,097      35,119    (529,000)         -0-     8,963,753

Net income                                 -0-         -0-      89,482         -0-          -0-         -0-        89,482

Other comprehensive income (loss)          -0-         -0-         -0-    (11,187)          -0-         -0-       (11,187)

Change in receivable from employee
 stock ownership plan                      -0-         -0-         -0-         -0-       26,450         -0-        26,450

Treasury stock acquired, 15,000
 shares                                    -0-         -0-         -0-         -0-          -0-   (165,000)      (165,000)
                                     ---------   ---------   ---------    --------     --------  ----------     ---------
Balances, December 31, 1998,
 (Unaudited)                            66,125   6,135,412   3,345,579      23,932    (502,550)   (165,000)     8,903,498
                                        ======   =========   =========      ======    ========    ========      =========

Balance, September 30, 1999             66,125   6,135,412   3,491,984     (77,699)   (502,550) (1,438,272)     7,675,000

Net income                                 -0-         -0-      32,233         -0-          -0-         -0-        32,233

Other comprehensive income (loss)          -0-         -0-         -0-     (38,103)         -0-         -0-       (38,103)

Change in receivable from employee
 stock ownership plan                      -0-         -0-         -0-         -0-       52,900         -0-        52,900

Treasury stock acquired, 26,698
 shares                                    -0-         -0-         -0-         -0-          -0-    (280,252)     (280,252)
                                     ---------   ---------   ---------    --------     --------  ----------     ---------
Balances, December 31, 1999,
 (Unaudited)                         $  66,125   6,135,412   3,524,217    (115,802)    (449,650) (1,718,524)    7,441,778
                                     =========   =========   =========    ========     ========  ==========     =========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               QUARTER ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1999            1998
                                                              ------------    -----------
                                                               (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
   Net income                                                 $    32,233         89,482
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 37,192         20,941
      Provision for loan losses                                    15,000         10,000
      Amortization (Accretion) of securities                        2,659          1,949
      Gain on sale of foreclosed assets                            (1,576)           -0-
      Gain (loss) on sale of securities                             7,060         (1,094)
      Deferred income taxes                                            33         (3,832)
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable           68,639         22,488
      Increase (Decrease) in accrued interest payable              55,351         53,316
      Increase (Decrease) in other liabilities                   (119,600)      (135,923)
      Increase (Decrease) in income taxes payable                    (860)         8,581
      (Increase) Decrease in other assets                          11,570        (18,500)
                                                              -----------    -----------
         Net cash provided (used) by operating activities         107,701         47,408
                                                              -----------    -----------

Cash Flows From Investing Activities:
   Capital expenditures                                            (6,836)      (368,040)
   Purchase of available-for-sale securities                     (319,977)    (1,766,388)
   Proceeds from sale of foreclosed property                       12,500            -0-
   Proceeds from maturity of held-to-maturity securities              -0-        200,000
   Proceeds from maturity of available-for-sale securities            -0-        100,000
   Proceeds from sale of available-for-sale securities            342,634      1,400,000
   Net (increase) decrease in loans                            (1,080,488)      (372,692)
   Principal collected on mortgage-backed securities               29,621         40,520
   Increase in cash value of life insurance                       (62,401)       (59,259)
                                                              -----------    -----------
         Net cash provided (used) by investing activities      (1,084,947)      (825,859)
                                                              -----------    -----------

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                            482,802      1,533,841
   Proceeds from Federal Home Loan Bank advances                1,000,000      1,000,000
   Principal collected on receivable from ESOP                     52,900         26,450
   Purchase of treasury stock                                    (280,252)      (165,000)
                                                              -----------    -----------
   Net cash provided (used) by financing activities             1,255,450      2,395,291
                                                              -----------    -----------

Net Increase (Decrease) in cash and cash equivalents              278,204      1,616,840
Cash and Cash Equivalents at Beginning of Period                1,968,695        371,866
                                                              -----------    -----------
Cash and Cash Equivalents at End of Period                    $ 2,246,899    $ 1,988,706
                                                              ===========    ===========

Supplemental Disclosures of Cash Flows Information:
   Cash Paid During The Period:
      Interest                                                $   561,709        475,997
      Income taxes                                                 26,680         56,848
   Non-Cash Investing Activities:
      Increase (Decrease) in unrealized gains on available-
         for-sale securities                                      (57,732)       (16,950)

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------


                                             QUARTER ENDED DECEMBER 31,
                                             --------------------------
                                                 1999         1998
                                              -----------   ---------
                                              (Unaudited)  (Unaudited)

Net Income                                      $ 32,233      89,482
                                                --------    --------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                (45,163)    (12,281)
      Reclassification adjustment for (gains)
        losses included in net income              7,060      (1,094)
                                                --------    --------

   Other Comprehensive Income (Loss)             (38,103)    (11,187)
                                                --------    --------

Comprehensive Income (Loss)                     $ (5,870)     78,295
                                                ========    ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended December 31, 1999 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for Quitman Bancorp, Inc. and Subsidiary for the year ended September 30, 1999.

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


Note 3 - Stock Repurchase
-------------------------

     The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 153,988 shares of common stock. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options. As of December 31, 1999, the Company had repurchased 153,988 shares of its common stock at a cost of $1,718,524.


Note 4 - Earnings Per Share
---------------------------

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                            THREE MONTHS ENDED
                                                               DECEMBER 30,
                                                         -----------------------
                                                           1999            1998
                                                         -------         -------

     (a) Net income available to shareholders             32,233          89,482
                                                         -------         -------

          Denominator:
            Weighted-average shares outstanding          526,447         655,598

          Less: ESOP weighted-average shares
                unallocated                               50,255          52,900
                                                         -------         -------
      (b) Basic EPS weighted-average shares outstanding  476,192         602,698

          Effect of dilutive securities                    1,524             -0-
                                                         -------         -------
      (c) Diluted EPS weighted-average shares
          outstanding                                    474,668         602,698
                                                         =======         =======

          Basic earnings per share                           .07             .15
                                                         =======         =======

          Diluted earnings per share                         .07             .15
                                                         =======         =======

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at December 31, 1999 and September 30, 1999

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

Total assets increased by $1.0 million or 1.9% due primarily to the increase in cash and cash equivalents, office properties and equipment and loans resulting from funds received from an increase in deposits and Federal Home Loan Bank advances.

Total equity decreased by $233,222 as result of net income for the three months ended December 31, 1999, changes in other comprehensive income, reduction of a guaranty of a loan to the Bank's employee stock ownership plan and purchase of 26,698 shares of treasury stock at a cost of $280,336.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $149,910 at December 31, 1999 from $228,113 at September 30, 1999. The increase was the result of three loans being reclassified to performing loans and two loans being added to non-accrual. The allowance for loan losses was $404,000 at December 31, 1999.

Comparison of the Results of Operations for the Three Months Ended December 31, 1999 and 1998

Net Income. Net income decreased by $57,000 or 64% from net income of $89,000 for the three months ended December 31, 1998 to net income of $32,000 for the three months ended December 31, 1999. This decrease is primarily the result of increased interest income that was reduced by an increase in non-interest expense. The annualized return on average assets decreased from .78% to .24% for the three months ended December 31, 1998 and 1999, respectively.

Net Interest Income. Net interest income increased $33,000 or 8.1% from $409,000 for the three months ended December 31, 1998 to $442,000 for the three months ended December 31, 1999. The increase was primarily due to an increase in loans and a moderate increase in rates.

Interest Income. Interest income increased $121,000 for the three months ended December 31, 1999 compared to the same three months ended December 31, 1998. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 11.8%. This increase in average interest-earning assets added an additional $121,000 of interest income. The average yield on interest-earning assets increased moderately to 8.7% from 8.6% for the three months ended December 31, 1999 and 1998, respectively.

Interest Expense. Interest expense increased $88,000 from $529,000 for the three months ended December 31, 1998 to $617,000 for the three months ended December 31, 1999. The increase in interest expense was due to an increase in average interest-bearing liabilities of $9 million and a slight decrease in the cost of funds of 42 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $9 million, from the three months ended December 31, 1998 to the three months ended December 31, 1999.

Non-Interest Income. Non-interest income increased by $19,000 primarily from an increase in service charges, $19,000 and miscellaneous income, $9,000, and offset by a decrease in gain/loss on securities of $8,000.

Non-Interest Expense. Non-interest expense increased by $127,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $68,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses, including expenses of the Parent Company in the amount of $22,000, increased $24,000.

Our expenses have increased because of the cost associated with our Employee Stock Ownership Plan, Restricted Stock Plan, and Stock Option Plan, and the cost of being a public company. We also offered checking accounts and the use of an automated teller machine (an "ATM") to our customers during fiscal 1999. Our preparation cost for these products and the cost of soliciting checking account funds has also increased our expenses. We have not yet received sufficient checking account funds or other income to offset these additional costs.

Although no definite plans have been made, we are exploring whether to purchase land and construct a branch. We would likely hire experts or spend money before we commit to purchasing land or constructing a new branch. If we decided not to build a new branch, any money that we had spent up to that time would be a non-interest expense and would negatively affect our income.

Non-interest expense has increased as a result of a staffing and equipping of the new bank building opened in April 1999. We expect a reduction in net income (and possibly losses) compared to prior periods as a result of these expenses until the new building results in higher overall levels of loan and deposit activity to off-set the additional expenses. We believe this expansion should enhance shareholder value and hope that the decrease in earnings will not be as great following the end of year 2000. Our statement of beliefs concerning our expansion is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to us in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if the new office or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse effect on net income past the end of year 2000. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $51,171 for the three months ended December 31, 1998 compared to $28,690 for the three months ended December 31, 1999.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to asses compliance with regulatory guidelines. At December 31, 1999, the Bank had tangible capital, leverage, and total risk-based capital of 11.78%, 11.78% and 18.05%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

On April 20, 1999, the Board of Directors approved a dividend of $.20 per share, payable May 24, 1999 to shareholders of record on May 10, 1999. While the Company paid this dividend from its cash funds, the primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary bank. Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefore. Federal banking law provides that a savings bank may , by providing prior regulatory notice, generally pay dividends during a calendar year in an amount equal to net income for the calendar year plus retained net income for the preceding two years. Any amount in excess of that level requires prior regulatory approval from the Office of Thrift Supervision (the "OTS"). The OTS may disapprove any dividend if the Bank is undercapitalized or the dividend would render the Bank undercapitalized. The OTS may also disapprove any dividend for, among other reasons, safety and soundness concerns. Also, the Bank may not pay a dividend if the payment would cause its net worth to be reduced below the amount required for the liquidation account established at the time of the conversion of the Bank from mutual to stock form.

We are exploring whether to purchase land and construct a branch. Although no definite plans have been made, if a new branch is built, the land and construction cost would total approximately $600,000. We have sufficient liquid assets to pay for these costs.

Pursuant to FASB No. 130 the Company is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter ended December 31, 1999, the savings bank showed unrealized losses, net of tax effect, totaling $38,000 due to increases in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Management does not anticipate the realization of the above loss. The unrealized loss does however negatively impact the Company's capital. The unrealized losses, net of applicable taxes, combined with net operating income of $32,000, a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 and the acquisition of 26,698 shares of treasury stock at a cost of $280,000 yields a net decrease in the Company's capital of $233,000. However, because of the treasury stock acquisition reducing the number of shares of common stock outstanding the book value per share of common stock increased from $14.37 on September 30, 1999 to $14.67 as of December 31, 1999. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          Our annual meeting of the stockholders was held on January 18, 2000. At the meeting, two directors were elected for terms to expire in 2003 and the selection of independent auditors was approved. We have a total of six directors.

          The results of voting are shown for each matter considered.

Director Election:

Nominee                          Votes For      Votes Withheld  Broker Non-Votes

2003 Term Expiration:
Claude R. Butler                 405,088             550              -0-
Walter B. Holwell                405,778             300              -0-

Auditor Ratification:
Votes For                        415,890
Votes Against                        -0-
Abstentions                          113
Broker Non-Votes                     -0-

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


                                     QUITMAN BANCORP, INC.



Date: February 11, 2000              By:   /s/Melvin E. Plair
                                           -------------------------------------
                                           Melvin E. Plair
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                             Officer)
                                           (Duly Authorized Officer)



Date: February 11, 2000              By: /s/Peggy L. Forgione
                                           -------------------------------------
                                           Peggy L. Forgione
                                           Vice President and Controller
                                           (Chief Accounting Officer)