Form 10QSB
period 2000-03-31
QUITMAN BANCORP INC
filed 2000-05-12
CIK 1051850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

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

--------------------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES      X            NO
                           ----------             ------

   Number of shares of Common Stock outstanding as of March 31, 2000: 507,262

Transitional Small Business Disclosure Format (check one)

                      YES                   NO      X
                           ----------             ------

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation......10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................15

     Item 2.  Changes in Securities and Use of Proceeds......................15

     Item 3.  Defaults upon Senior Securities................................15

     Item 4.  Submission of Matters to a Vote of Security Holders............15

     Item 5.  Other Information..............................................15

     Item 6.  Exhibits and Reports on Form 8-K...............................15

     Signatures..............................................................16

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                     ------
                                                                            MARCH 31,              SEPTEMBER 30,
                                                                              2000                     1999
                                                                          ------------             -------------
                                                                           (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                       $     806,925                 1,706,799
   Interest-bearing deposits in other banks                                    524,520                   261,896
   Federal funds sold                                                          140,000                         0
                                                                           -----------               -----------
         Total Cash and Cash Equivalents                                     1,471,445                 1,968,695
Investment securities -
   Available-for-sale                                                        6,435,193                 6,558,701
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                     44,806,897                41,120,768
Office properties and equipment, at cost, net of
   accumulated depreciation                                                  1,539,771                 1,601,398
Real estate and other property acquired
   in settlement of loans                                                       82,550                   139,045
Accrued interest receivable                                                    515,954                   514,290
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                     320,300                   286,700
Cash value of life insurance                                                   572,875                   482,354
Other assets                                                                   221,380                   170,198
                                                                           -----------               -----------
         Total Assets                                                      $55,966,365                52,842,149
                                                                           ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits                                                                $43,305,442                41,993,095
   Advances from Federal Home Loan Bank                                      4,500,000                 2,500,000
   Accrued interest payable                                                    306,632                   303,512
   Income taxes payable                                                         36,103                     1,312
   Other liabilities                                                           300,285                   369,230
                                                                           -----------               -----------
      Total Liabilities                                                     48,448,462                45,167,149
                                                                           -----------               -----------

Stockholders' Equity:
   Common stock,  $.10 par value,  4,000,000 shares  authorized,  661,250 shares issued and 507,262 shares  outstanding  March 31, 2000 (533,960  September
      30, 1999)                                                                 66,125                    66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                 0                         0
   Additional paid in capital                                                6,135,412                 6,135,412
   Retained Earnings                                                         3,608,729                 3,491,984
   Accumulated other comprehensive income (loss)                              (124,189)                  (77,699)
                                                                           -----------                ----------
                                                                             9,686,077                 9,615,822
   Receivable from employee stock ownership plan                              (449,650)                 (502,550)
   Treasury stock, 153,988 shares at cost March 31,
      2000 (127,290 September 30, 1999)                                     (1,718,524)               (1,438,272)
                                                                           -----------                ----------
      Total Stockholders' Equity                                             7,517,903                 7,675,000
                                                                           -----------                ----------
         Total Liabilities and Stockholders' Equity                        $55,966,365                52,842,149
                                                                           ===========                ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                (UNAUDITED)                     (UNAUDITED)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                MARCH 31,                        MARCH 31,
                                                       ----------------------------     ----------------------------
                                                           2000            1999             2000            1999
                                                       ------------    ------------     ------------    ------------
Interest Income:
   Loans receivable:
      First mortgage loans                             $   944,873          801,461       1,828,694       1,590,141
      Consumer and other loans                              75,764           49,008         146,087         103,326
   Interest on FHLMC Pool                                       28               45              59              95
   Investment securities                                    95,913           89,017         195,021         177,898
   Interest-bearing deposits                                 8,457            8,800          14,047          14,862
   Federal funds sold                                        1,405              126           1,405             482
                                                       -----------       ----------     -----------      ----------
         Total Interest Income                           1,126,440          948,457       2,185,313       1,886,804
                                                       -----------       ----------     -----------      ----------

Interest Expense:
   Deposits                                                601,207          530,856       1,176,821       1,050,008
   Interest on Federal Home Loan
      Bank advances                                         64,971            1,385         106,416          11,546
                                                       -----------       ----------     -----------      ----------
         Total Interest Expense                            666,178          532,241       1,283,237       1,061,554
                                                       -----------       ----------     -----------      ----------

Net Interest Income                                        460,262          416,216         902,076         825,250

Provision for loan losses                                   15,000                0          30,000          10,000
                                                       -----------       ----------     -----------      ----------

Net Interest Income After Provision for Losses             445,262          416,216         872,076         815,250
                                                       -----------       ----------     -----------      ----------
Non-Interest Income:
   Gain (loss) on sale of securities                          (327)               0          (7,387)          1,094
   Late charges on loans                                     9,583            9,763          18,537          18,725
   Service charges                                          23,633            5,665          46,252           9,635
   Insurance commissions                                     2,203              196           5,581             557
   Other income                                              6,971            2,014          11,797           2,577
   Gain on sale of other real estate                         4,335                0           5,911               0
                                                       -----------       ----------     -----------      ----------
         Total Non-Interest Income                          46,398           17,638          80,691          32,588
                                                       -----------       ----------     -----------       ---------
Non-Interest Expense:
   Compensation                                            138,042           91,881         264,894         179,188
   Other personnel expenses                                 62,260           62,573         125,450          96,819
   Occupancy expenses of premises                           12,832            5,471          25,038          11,566
   Furniture and equipment expenses                         53,753           35,057         107,074          72,845
   Federal deposit insurance                                 2,216            5,511           8,285          10,762
   Advertising                                               5,894           15,275          17,369          25,005
   Legal expense                                             3,574           13,619          18,273          26,198
   Accounting and auditing                                  14,850           13,250          28,000          26,550
   Office supplies and printing                             10,544           11,433          22,121          20,546
   Business occupation and other taxes                      14,088           12,730          27,249          29,655
   Charitable contributions                                  1,460            1,103          13,433           7,097
   Other operating expenses                                 52,968           33,406         115,479          68,409
                                                       -----------       ----------     -----------      ----------
         Total Non-Interest Expense                        372,481          301,309         772,665         574,640
                                                       -----------       ----------    ------------      ----------
Income Before Income Taxes                                 119,179          132,545         180,102         273,198
Provision for Income Taxes                                  34,667           45,797          63,357          97,522
                                                      ------------       ----------    ------------      ----------
Net Income                                             $    84,512           86,748         116,745         175,676
                                                       ===========       ==========     ===========      ==========
Earnings Per Share (Basic and Diluted)                 $       .18              .16             .25             .31
                                                       ===========       ==========     ===========      ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                                                           ACCUMULATED
                                                                              OTHER
                                            ADDITIONAL                    COMPREHENSIVE      RECEIVABLE
                                 COMMON       PAID IN       RETAINED         INCOME             FROM         TREASURY
                                 STOCK        CAPITAL       EARNINGS         (LOSS)             ESOP           STOCK        TOTAL
                               ----------   ----------     ----------      ----------        ----------     ----------   -----------

Balances, September 30, 1998    $  66,125     6,135,412       3,256,097        35,119          (529,000)             0    8,963,753

Net income                              0             0         175,676             0                 0              0      175,676

Other comprehensive income (loss)       0             0               0       (39,089)                0              0      (39,089)

Change in receivable from employee
 stock ownership plan                   0             0               0             0            26,450              0       26,450

Treasury stock acquired, 99,187
 shares                                 0             0               0             0                 0     (1,129,119)  (1,129,119)
                            ---------------------------  -------------- -------------     -------------     ----------   ----------

Balances, March 31, 1999,
 (Unaudited)                    $  66,125     6,135,412       3,431,773        (3,970)         (502,550)    (1,129,119)   7,997,671
                                =========     =========       =========     =========          ========     ==========    =========

Balances, September 30, 1999    $  66,125     6,135,412       3,491,984       (77,699)         (502,550)    (1,438,272)   7,675,000

Net income                              0             0         116,745             0                 0              0      116,745

Other comprehensive income (loss)       0             0               0       (46,490)                0              0      (46,490)

Change in receivable from employee
 stock ownership plan                   0             0               0             0            52,900              0       52,900

Treasury stock acquired, 26,698
 Shares                                 0             0               0             0                 0       (280,252)    (280,252)
                            ---------------------------  --------------  ------------     -------------   ------------   ----------

Balances, March 31, 2000,
 (Unaudited)                    $  66,125     6,135,412       3,608,729      (124,189)         (449,650)    (1,718,524)   7,517,903
                                =========     =========       =========      ========          ========     ==========    =========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                SIX MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                  2000              1999
                                                               -----------      -----------
                                                               (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
-------------------------------------
   Net income                                                 $   116,745        175,676
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 71,909         42,410
      Provision for loan losses                                    30,000         10,000
      Amortization (Accretion) of securities                        5,578          5,000
      Gain on sale of foreclosed assets                            (5,911)             0
      (Gain) loss on sale of securities                             7,386         (1,094)
      Deferred income taxes                                            33         (1,813)
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable           (1,664)         2,609
      Increase (Decrease) in accrued interest payable               3,120         12,501
      Increase (Decrease) in other liabilities                    (98,945)       (94,654)
      Increase (Decrease) in income taxes payable                  93,923         20,853
      (Increase) Decrease in other assets                         (86,397)       (49,620)
                                                              -----------    -----------
         Net cash provided (used) by operating activities         135,777        121,868
                                                              -----------    -----------

Cash Flows From Investing Activities:
-------------------------------------
   Capital expenditures                                           (10,281)      (749,569)
   Purchase of available-for-sale securities                     (523,319)    (2,476,137)
   Proceeds from sale of foreclosed property                       68,360              0
   Proceeds from maturity of held-to-maturity securities                0        200,000
   Proceeds from maturity of available-for-sale securities              0        100,000
   Proceeds from sale of available-for-sale securities            541,477      1,950,000
   Purchase of stock in Federal Home Loan Bank                    (33,600)       (46,900)
   Net (increase) decrease in loans                            (3,722,083)    (1,485,678)
   Principal collected on mortgage-backed securities               51,945         79,107
   Increase in cash value of life insurance                       (90,521)       (85,257)
                                                              -----------    -----------
      Net cash provided (used) by investing activities         (3,718,022)    (2,514,434)
                                                              -----------    -----------

Cash Flows From Financing Activities:
-------------------------------------
   Net increase (decrease) in deposits                          1,312,347      4,196,779
   Proceeds from Federal Home Loan Bank advances                2,000,000      1,000,000
   Principal collected on receivable from ESOP                     52,900         26,450
   Purchase of treasury stock                                    (280,252)    (1,129,119)
   Payment on Federal Home Loan advances                                0     (1,000,000)
                                                              -----------    -----------
         Net cash provided (used) by financing activities       3,084,995      3,094,110
                                                              -----------    -----------

Net Increase (Decrease) in cash and cash equivalents             (497,250)       701,544
Cash and Cash Equivalents at Beginning of Period                1,968,695        371,866
                                                              -----------    -----------
Cash and Cash Equivalents at End of Period                    $ 1,471,445      1,073,410
                                                              ===========    ===========
Supplemental Disclosures of Cash Flows Information:
---------------------------------------------------
   Cash Paid During The Period:
      Interest                                                $ 1,227,887      1,049,053
      Income taxes                                                 27,132         89,064
   Non-Cash Investing Activities:
      Increase (Decrease) in unrealized gains on available-
         for-sale securities                                      (70,439)       (59,226)


                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                                   (UNAUDITED)             (UNAUDITED)
                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    MARCH 31,              MARCH 31,
                                               ---------------------    --------------------
                                                  2000        1999        2000        1999
                                                --------    --------    --------    --------

Net Income                                      $ 84,512      86,748     116,745     175,676
                                                --------    --------    --------    --------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                 (8,603)    (27,902)    (51,365)    (37,995)
      Reclassification adjustment for (gains)
        losses included in net income                216           0       4,875      (1,094)
                                                --------    --------    --------    --------

   Other Comprehensive Income (Loss)              (8,387)    (27,902)    (46,490)    (39,089)
                                                --------    --------    --------    --------

Comprehensive Income                            $ 76,125      58,846      70,255     136,587
                                                ========    ========    ========    ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six month period ended March 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.

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

Note 3 - Stock Repurchase
-------------------------

         The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 153,988 shares of common stock. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options. On December 9, 1999, the Company completed its stock repurchase program, having repurchased 153,988 shares of its common stock at a cost of $1,718,524.


Note 4 - Earnings Per Share
---------------------------

         The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    MARCH 31,                         MARCH 31,
                                                         -----------------------------       ---------------------------
                                                            2000              1999              2000            1999
                                                        ------------      ------------      ------------    ------------

(a)   Net income available to shareholders             $     84,512            86,748            116,745        175,676
                                                       ------------         ---------         ----------     ----------
         Denominator:
           Weighted-average shares outstanding              507,262           588,712            516,907        622,522
           Less:  ESOP weighted-average shares
           unallocated                                       44,965            50,225             47,624         51,578
                                                       ------------         ---------         ----------     ----------
(b)   Basic EPS weighted-average shares
         outstanding                                        462,297           538,457            469,283        570,944

         Effect of dilutive securities                            0                 0              1,068              0
                                                       ------------         ---------         ----------     ----------
(c)   Diluted EPS weighted-average shares
         outstanding                                        462,297           538,457            468,215        570,944
                                                       ============       ===========       ============   ============

         Basic earnings per share (a/b)                $        .18               .16               .25             .31
                                                       ============       ===========       ===========    ============

         Diluted earnings per share (a/c)              $        .18               .16               .25             .31
                                                       ============       ===========       ===========    ============


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at March 31, 2000 and September 30, 1999

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

Total assets increased by $3.1 million or 5.9% due primarily to the increase in loans resulting from funds received from increases in deposits and advances from the Federal Home Loan Bank.

Total equity decreased by $157,097 as result of net income for the six months ended March 31, 2000, changes in the unrealized gain or loss on available-for-sale securities, reduction of a loan to the Bank's employee stock ownership plan, and purchase of 26,698 shares of treasury stock at a cost of $280,252.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $67,308 at March 31, 2000 from $228,113 at September 30, 1999. The decrease was the result of nine loans being reclassified to performing loans and three loans being added to non-accrual. The allowance for loan losses was $419,000 at March 31, 2000.

Comparison of the Results of Operations for the Three Months Ended March 31, 2000 and 1999

Net Income. Net income decreased by $2,000 or 2.6% from net income of $87,000 for the three months ended March 31, 1999 to net income of $85,000 for the three months ended March 31, 2000. This decrease is primarily the result of increased interest income, service charges and other income that was reduced by an increase in interest and non-interest expense. The annualized return on average assets decreased from .74% to .61% for the three months ended March 31, 1999 and 2000, respectively.

Net Interest Income. Net interest income increased $44,000 or 10.6% from $416,000 for the three months ended March 31, 1999 to $460,000 for the three months ended March 31, 2000. The increase was primarily due to an increase in loans resulting from the increase in deposits and advances from the Federal Home Loan Bank.

Interest Income. Interest income increased $178,000 for the three months ended March 31, 2000 compared to the same three months ended March 31, 1999. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 13.61%. This increase in average interest-earning assets added an additional $178,000 of interest income. The average yield on interest-earning assets increased moderately to 8.9% from 8.5% for the three months ended March 31, 2000 and 1999, respectively.

Interest Expense. Interest expense increased $134,000 from $532,000 for the three months ended March 31, 1999 to $666,000 for the three months ended March 31, 2000. The increase in interest expense was due to an increase in average interest-bearing liabilities of $8.2 million and a slight increase in the cost of funds of 15 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $8.2 million, from the three months ended March 31, 1999 to the three months ended March 31, 2000.

Non-Interest Income. Non-interest income increased by $29,000 primarily from an increase in gain on sale of foreclosed property, $4,000 service charges, $18,000 and miscellaneous income, $7,000.

Non-Interest Expense. Non-interest expense increased by $71,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $46,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses increased $25,000.

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

Non-interest expense has increased as a result of staffing and equipping of the new bank building opened in April 1999. We expect a reduction in net income (and possibly losses) compared to prior periods as a result of these expenses until the new building results in higher overall levels of loan and deposit activity to off-set the additional expenses. We believe this expansion should enhance shareholder value and hope that the decrease in earnings will not be as great following the end of year 2000. Our statement of beliefs concerning our expansion is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to us in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if the new office or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse effect on net income past the end of year 2000. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $46,000 for the three months ended March 31, 1999 compared to $35,000 for the three months ended March 31, 2000.

Comparison of the Results of Operations for the Six Months Ended March 31, 2000 and 1999

Net Income. Net income decreased by $59,000 or 33.5% from net income of $176,000 for the six months ended March 31, 1999 to net income of $117,000 for the same six months of fiscal 2000. This decrease is primarily the result of increased interest income that was more than offset by an increase in interest and non-interest expense. The annualized return on average assets decreased from
 .76% to .43% for the six months ended March 31, 1999 and 2000, respectively.

Net Interest Income. Net interest income increased $77,000 or 9.3%, from $825,000 for the six months ended March 31, 1999 to $902,000 for the six months ended March 31, 2000. The increase was primarily due to an increase in residential mortgages and consumer loans and partially offset by a moderate increase in the cost of funds.

Interest Income. Interest income increased $299,000 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 13.4%. This increase in average interest-earning assets added an additional $299,000 of interest income. The average yield on interest-earning assets increased moderately to 8.8% from 8.6% for the six months ended March 31, 2000 and 1999, respectively.

Interest Expense. Interest expense increased $222,000 from $1,061,000 for the six months ended March 31, 1999 to $1,283,000 for the six months ended March 31, 2000. The increase in interest expense was attributable to an increase in the average interest-bearing liabilities of $8.5 million and a decrease in the cost of funds of 12 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $8.5 million from the six months ended March 31, 1999 to the six months ended March 31, 2000.

Non-Interest Income. Non-interest income increased by $48,000 primarily from an increase in service charges on deposit accounts of $37,000, gain on sale of other real estate of $6,000, insurance commissions of $5,000, other income $8,000 and partially offset by a decrease in gains on sale of securities of $8,000.

Non-Interest Expense. Non-interest expense increased by $198,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $114,000 between the periods as a result of year-end pay raises, our hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expense increased $84,000.

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

Non-interest expense has increased as a result of staffing and equipping of the new bank building opened in April 1999. We expect a reduction in net income (and possibly losses) compared to prior periods as a result of these expenses until the new building results in higher overall levels of loan and deposit activity to off-set the additional expenses. We believe this expansion should enhance shareholder value and hope that the decrease in earnings will not be as great following the end of year 2000. Our statement of beliefs concerning our expansion is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to us in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if the new office or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse effect on net income past the end of year 2000. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $176,000 for the six months ended March 31, 1999 compared to $117,000 for the six months ended March 31, 2000.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to asses compliance with regulatory guidelines. At March 31, 2000, the Bank had tangible capital, leverage, and total risk-based capital of 11.4%, 11.4% and 17.8%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

Pursuant to FASB No. 130 the Company is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter and six months ended March 31, 2000, the savings bank showed unrealized losses, net of tax effect, totaling $8,300 and $46,000, respectively due to increases in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Management does not anticipate the realization of the above loss. The unrealized loss does however negatively impact the Company's capital. The unrealized losses, net of applicable taxes, combined with net operating income of $116,745, a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 and the acquisition of 26,698 shares of treasury stock at a cost of $280,000 yields a net decrease in the Company's capital of $157,000. However, because of the treasury stock acquisition reducing the number of shares of common stock outstanding the book value per share of common stock increased from $14.37 on September 30, 1999 to $14.82 as of March 31, 2000. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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

Director Election:

Nominee                      Votes For      Votes Withheld     Broker Non-Votes

2003 Term Expiration:
Claude R. Butler                405,088            550                   0
Walter B. Holwell               405,778            300                   0

Auditor Ratification:
Votes For                       415,890
Votes Against                         0
Abstentions                         113
Broker Non-Votes                      0

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


                                       QUITMAN BANCORP, INC.



Date: May     , 2000                   By: /s/Melvin E. Plair
          ---                              -------------------------------------
                                           Melvin E. Plair
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                             Officer)
                                           (Duly Authorized Officer)



Date: May     , 2000                   By: /s/Peggy L. Forgione
           ---                             -------------------------------------
                                           Peggy L. Forgione
                                           Vice President and Controller
                                           (Chief Accounting Officer)