Form 10-Q
period 2000-06-30
QUITMAN BANCORP INC
filed 2000-08-10
CIK 1051850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------

                                       OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

                           Commission File No. 0-23763

                              Quitman Bancorp, Inc.
                              ---------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

              Georgia                                       58-2365866
              -------                                       ----------
(State or Other Jurisdiction of Incorporation             (I.R.S.Employer
         or Organization)                               Identification No.)

                 602 East Screven Street, Quitman, Georgia 31643
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 263-7538
                                 --------------
                 Issuer's Telephone Number, Including Area Code

  -----------------------------------------------------------------------------
   (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X      NO
                            -----------    -------------

   Number of shares of Common Stock outstanding as of June 30, 2000:  507,262

Transitional Small Business Disclosure Format (check one)

                        YES             NO      X
                            ------------    ------------

                             QUITMAN BANCORP, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  3

   Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . 10


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 15

   Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . 15

   Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . 15

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 15

   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 15

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 15

   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------
                                                      JUNE 30,    SEPTEMBER 30,
                                                        2000          1999
                                                    ------------  -------------
                                                     (Unaudited)
Cash and Cash Equivalents:
  Cash and amounts due from depository
   institutions                                     $  2,231,278      1,706,799
  Interest-bearing deposits in other banks                79,360        261,896
                                                    ------------   ------------
     Total Cash and Cash Equivalents                   2,310,638      1,968,695
Investment securities - Available-for-sale             6,512,612      6,558,701
Loans receivable - net of allowance for loan
  losses and deferred origination fees                47,152,723     41,120,768
Office properties and equipment, at cost, net of
  accumulated depreciation                             1,508,311      1,601,398
Real estate and other property acquired
  in settlement of loans                                  76,596        139,045
Accrued interest receivable                              544,040        514,290
Investment required by law-stock in Federal
  Home Loan Bank, at cost                                320,300        286,700
Cash value of life insurance                             599,757        482,354
Other assets                                             200,729        170,198
                                                    ------------   ------------
     Total Assets                                   $ 59,225,706     52,842,149
                                                    ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
  Deposits                                          $ 46,234,988     41,993,095
  Advances from Federal Home Loan Bank                 5,000,000      2,500,000
  Accrued interest payable                               378,905        303,512
  Income taxes payable                                     7,380          1,312
  Other liabilities                                       96,344        369,230
                                                    ------------   ------------
   Total Liabilities                                  51,717,617     45,167,149
                                                    ------------   ------------
Stockholders' Equity:
  Common stock, $.10 par value, 4,000,000
   shares authorized, 661,250 shares
   issued and 507,262  shares outstanding
   June 30, 2000 (533,960 September 30, 1999)             66,125         66,125
  Preferred stock, no par value, 1,000,000
   shares authorized, no shares issued
   or outstanding                                            -0-            -0-
  Additional paid in capital                           6,135,412      6,135,412
  Retained Earnings                                    3,592,605      3,491,984
  Accumulated other comprehensive income (loss)         (117,879)       (77,699)
                                                    ------------   ------------
                                                       9,676,263      9,615,822
  Receivable from employee stock ownership plan         (449,650)      (502,550)
  Treasury stock, 153,988 shares at cost June 30,
   2000 (127,290 September 30, 1999)                  (1,718,524)    (1,438,272)
                                                    ------------   ------------
   Total Stockholders' Equity                          7,508,089      7,675,000
                                                    ------------   ------------
     Total Liabilities and Stockholders' Equity     $ 59,225,706     52,842,149
                                                    ============   ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                       (UNAUDITED)              (UNAUDITED)
                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                  ---------------------   ----------------------
                                     2000       1999         2000        1999
                                  ---------- ----------   ----------  ----------
Interest Income:
  Loans receivable:
   First mortgage loans           $  961,780    834,731    2,790,474   2,424,872
   Consumer and other loans           82,078     52,523      228,166     155,849
  Interest on FHLMC Pool                  24         40           83         136
  Investment securities               98,900     92,270      293,922     270,168
  Interest-bearing deposits            6,428      9,442       20,474      24,304
  Federal funds sold                     714        -0-        2,118         482
                                  ---------- ----------   ----------  ----------
     Total Interest Income         1,149,924    989,006    3,335,237   2,875,811
                                  ---------- ----------   ----------  ----------
Interest Expense:
  Deposits                           623,241    553,394    1,800,063   1,603,401
  Interest on Federal Home Loan
   Bank advances                      76,661        -0-      183,078      11,546
                                  ---------- ----------   ----------  ----------
     Total Interest Expense          699,902    553,394    1,983,141   1,614,947
                                  ---------- ----------   ----------  ----------

Net Interest Income                  450,022    435,612    1,352,096   1,260,864

Provision for loan losses             15,154        -0-       45,154      10,000
                                  ---------- ----------   ----------  ----------
Net Interest Income After
  Provision for Losses               434,868    435,612    1,306,942   1,250,864
                                  ---------- ----------   ----------  ----------
Non-Interest Income:
  Gain (loss) on sale of securities      -0-        -0-       (7,387)      1,094
  Late charges on loans                9,278      8,411       27,815      27,137
  Service charges                     26,868     11,902       73,120      21,538
  Insurance commissions                2,372      5,168        7,953       5,725
  Other income                         7,804      2,065       19,602       4,640
  Gain on sale of other real estate      -0-        -0-        5,911         -0-
  Gain on sale of fixed assets           -0-     84,019          -0-      84,019
                                  ---------- ----------   ----------  ----------
     Total Non-Interest Income        46,322    111,565      127,014     144,153
                                  ---------- ----------   ----------  ----------
Non-Interest Expense:
  Compensation                       138,924    158,136      403,818     337,324
  Other personnel expenses            48,847     55,358      174,296     152,177
  Occupancy expenses of premises      12,361      9,854       37,399      21,420
  Furniture and equipment expenses    51,518     40,329      158,592     113,175
  Federal deposit insurance            2,205      5,525       10,489      16,286
  Advertising                          5,405      9,504       22,775      34,509
  Legal expense                        3,355     15,425       21,628      41,624
  Accounting and auditing             12,475     10,810       40,475      37,360
  Office supplies and printing         8,879     18,828       31,279      39,373
  Business occupation and other taxes 12,441     11,707       39,690      41,451
  Charitable contributions             1,900      1,171       15,333       8,268
  Other operating expenses            53,028     45,180      168,226     113,498
                                  ---------- ----------   ----------  ----------
     Total Non-Interest Expense      351,338    381,827    1,124,000     956,465
                                  ---------- ----------   ----------  ----------

Income Before Income Taxes           129,852    165,350      309,956     438,552
Provision for Income Taxes            44,526     71,084      107,883     168,606
                                  ---------- ----------   ----------  ----------
Net Income                        $   85,326     94,266      202,073     269,946
                                  ========== ==========   ==========  ==========
Earnings Per Share
  (Basic and Diluted)            $       .18        .19          .43         .49
                                  ========== ==========   ==========  ==========

                                                  QUITMAN BANCORP, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            -----------------------------------------------
                                                           ACCUMULATED
                                                              OTHER
                                   ADDITIONAL             COMPREHENSIVE RECEIVABLE
                         COMMON      PAID IN    RETAINED     INCOME        FROM     TREASURY
                          STOCK      CAPITAL    EARNINGS     (LOSS)        ESOP       STOCK      TOTAL
                       ----------  ----------  ----------  ----------   ---------- ---------- ----------
Balances,
 September 30, 1998    $   66,125   6,135,412   3,256,097      35,119     (529,000)       -0-  8,963,753

Net income                    -0-         -0-     269,946         -0-          -0-        -0-    269,946

Dividends paid                -0-         -0-    (112,413)        -0-          -0-        -0-   (112,413)

Other comprehensive
 income (loss)                -0-         -0-         -0-     (94,135)         -0-        -0-    (94,135)

Change in receivable
 from employee stock
 ownership plan               -0-         -0-         -0-         -0-       26,450        -0-     26,450

Treasury stock acquired,
 99,187 shares                -0-         -0-         -0-         -0-          -0- (1,398,633)(1,398,633)
                       ----------  ----------  ----------  ----------   ---------- ---------- ----------
Balances, June 30, 1999,
 (Unaudited)           $   66,125   6,135,412   3,413,630     (59,016)    (502,550)(1,398,633) 7,654,968
                       ==========  ==========  ==========  ==========   ========== ========== ==========

Balances,
 September 30, 1999    $   66,125   6,135,412   3,491,984     (77,699)    (502,550)(1,438,272) 7,675,000

Net income                    -0-         -0-     202,073         -0-          -0-        -0-    202,073

Dividends paid                -0-         -0-    (101,452)        -0-          -0-        -0-   (101,452)

Other comprehensive
 income (loss)                -0-         -0-         -0-     (40,180)         -0-        -0-    (40,180)

Change in receivable
 from employee stock
 ownership plan               -0-         -0-         -0-         -0-       52,900        -0-     52,900

Treasury stock acquired,
 26,698 Shares                -0-         -0-         -0-         -0-          -0-   (280,252)  (280,252)
                       ----------  ----------  ----------  ----------   ---------- ---------- ----------
Balances,
 June 30, 2000,
 (Unaudited)           $   66,125   6,135,412   3,592,605    (117,879)    (449,650)(1,718,524) 7,508,089
                       ==========  ==========  ==========  ==========   ========== ========== ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                     NINE MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                      (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                          $  202,073       269,946
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                          106,623        74,304
   Provision for loan losses                              45,154        10,000
   Amortization (Accretion) of securities                  8,645        10,615
   Gain on sale of foreclosed assets                      (5,911)          -0-
   (Gain) loss on sale of securities                       7,387        (1,094)
   Deferred income taxes                                      33        (1,813)
  Change in Assets and Liabilities:
   (Increase) Decrease in accrued interest receivable    (29,750)         (989)
   Increase (Decrease) in accrued interest payable        75,393        62,911
   Increase (Decrease) in other liabilities              (52,886)      (28,717)
   Increase (Decrease) in income taxes payable             6,068        (8,409)
   (Increase) Decrease in other assets                    (9,864)      (31,352)
                                                     -----------   -----------
     Net cash provided (used) by operating activities    352,965       355,402
                                                     -----------   -----------

Cash Flows From Investing Activities:
-------------------------------------
  Capital expenditures                                   (13,536)   (1,013,913)
  Purchase of available-for-sale securities             (873,319)   (3,126,358)
  Proceeds from sale of foreclosed property               68,360           -0-
  Proceeds from maturity of held-to-maturity securities      -0-       200,000
  Proceeds from maturity of available-for-sale securities    -0-       100,000
  Proceeds from sale of available-for-sale securities    541,477     2,150,000
  Purchase of stock in Federal Home Loan Bank            (33,600)      (46,900)
  Net (increase) decrease in loans                    (6,077,109)   (3,464,320)
  Principal collected on mortgage-backed securities       81,019       127,115
  Increase in cash value of life insurance              (117,403)     (110,098)
                                                     -----------   -----------
   Net cash provided (used) by investing activities   (6,424,111)   (5,184,474)
                                                     -----------   -----------

Cash Flows From Financing Activities:
-------------------------------------
  Net increase (decrease) in deposits                  4,241,893     6,703,028
  Proceeds from Federal Home Loan Bank advances        2,500,000     2,000,000
  Principal collected on receivable from ESOP             52,900        26,450
  Purchase of treasury stock                            (280,252)   (1,398,633)
  Payment on Federal Home Loan advances                      -0-    (1,000,000)
  Dividends paid                                        (101,452)     (112,413)
                                                     -----------   -----------
   Net cash provided (used) by financing activities    6,413,089     6,218,432
                                                     -----------   -----------

Net Increase (Decrease) in cash and cash equivalents     341,943     1,389,360
Cash and Cash Equivalents at Beginning of Period       1,968,695       371,866
                                                     -----------   -----------
Cash and Cash Equivalents at End of Period           $ 2,310,638     1,761,266
                                                     ===========   ===========
Supplemental Disclosures of Cash Flows Information:
---------------------------------------------------
  Cash Paid During The Period:
   Interest                                          $ 1,907,748     1,552,036
   Income taxes                                           97,725       185,014
  Non-Cash Investing Activities:
   Increase (Decrease) in unrealized gains on
     available-for-sale securities                       (60,879)      (94,135)

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                       (UNAUDITED)             (UNAUDITED)
                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  ---------------------  ----------------------
                                     2000       1999         2000       1999
                                  ---------- ----------   ---------- ----------
Net Income                        $   85,326     94,266      202,073    269,946
                                  ---------- ----------   ---------- ----------

Other Comprehensive Income,
  Net of Tax:
  Unrealized gains (losses)
   on securities:
   Unrealized holding gains
     (losses) arising during
     the period                        6,310    (55,046)     (45,055)   (93,041)
   Reclassification adjustment
     for (gains)losses included
     in net income                       -0-        -0-        4,875     (1,094)
                                  ---------- ----------   ---------- ----------
  Other Comprehensive Income (Loss)    6,310    (55,046)     (40,180)   (94,135)
                                  ---------- ----------   ---------- ----------
Comprehensive Income              $   91,636     39,220      161,893    175,811
                                  ========== ==========   ========== ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)
Note 1 - Basis of Preparation
-----------------------------

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine month period ended June 30, 2000 is not necessarily indicative of the results which may be expected for the entire year.

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


Note 4 - Earnings Per Share
---------------------------

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  ---------------------  ----------------------
                                     2000       1999         2000       1999
                                  ---------- ----------   ---------- ----------
(a)  Net income available
       to shareholders            $   85,326     94,266      202,073    269,946
                                  ---------- ----------   ---------- ----------
     Denominator:
       Weighted-average
         shares outstanding          507,262    556,585      513,704    600,543
       Less:  ESOP weighted-
         average shares
         unallocated                  44,965     50,255       46,741     51,137
                                  ---------- ----------   ---------- ----------
(b)  Basic EPS weighted-average
       shares outstanding            462,297    506,330      466,963    549,406

     Effect of dilutive
       securities                        -0-        -0-          -0-        -0-
                                  ---------- ----------   ---------- ----------
(c)  Diluted EPS weighted-average
       shares outstanding            462,297    506,330      466,963    549,406
                                  ========== ==========   ========== ==========
     Basic earnings per
       share (a/b)                $      .18        .19          .43        .49
                                  ========== ==========   ========== ==========
     Diluted earnings per
       share (a/c)                $      .18        .19          .43        .49
                                  ========== ==========   ========== ==========


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at June 30, 2000 and September 30, 1999
-------------------------------------------------------------------------
Quitman Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements" including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Total assets increased by $6.4 million or 12.1% due primarily to the increase in loans resulting from funds received from increases in deposits and advances from the Federal Home Loan Bank.

Total equity decreased by $166,911 as result of net income for the nine months ended June 30, 2000, changes in the unrealized gain or loss on available-for-sale securities, reduction of a loan to the Bank's employee stock ownership plan, and purchase of 26,698 shares of treasury stock at a cost of $280,252.

Non-Performing Assets and Delinquencies
---------------------------------------
Loans accounted for on a non-accrual basis increased to $256,242 at June 30, 2000 from $228,113 at September 30, 1999. The increase was the result of nine loans being reclassified to performing loans and eleven loans being added to non-accrual. The allowance for loan losses was $428,200 at June 30, 2000.

Comparison of the Results of Operations for the Three Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------
Net Income. Net income decreased by $9,000 or 9.5% from net income of $94,000 for the three months ended June 30, 1999 to net income of $85,000 for the three months ended June 30, 2000. This decrease is primarily the result of reduced non-interest expense, a reduced income tax provision, and increased service charge income that were more than offset by a non-recurring gain on the sale of the Company's former offices. The annualized return on average assets decreased from .77% to .60% for the three months ended June 30, 1999 and 2000, respectively.

Net Interest Income. Net interest income increased $14,000 or 3.3% from $436,000 for the three months ended June 30, 1999 to $450,000 for the three months ended June 30, 2000. The increase was primarily due to an increase in loans resulting from the increase in deposits and advances from the Federal Home Loan Bank.

Interest Income. Interest income increased $161,000 for the three months ended June 30, 2000 compared to the same three months ended June 30, 1999. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 16.04%. This increase in average interest-earning assets added an additional $161,000 of interest income. The average yield on interest-earning assets was 8.6% for the three months ended June 30, 2000 and 1999, respectively.

Interest Expense. Interest expense increased $147,000 from $553,000 for the three months ended June 30, 1999 to $700,000 for the three months ended June 30, 2000. The increase in interest expense was due to an increase in average interest-bearing liabilities of $7.2 million and a slight increase in the cost of funds of 39 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $7.2 million, from the three months ended June 30, 1999 to the three months ended June 30, 2000.

Non-Interest Income. Non-interest income decreased by $65,000 primarily from a decrease in gain on sale of assets, of $84,000, off-set by an increase in service charges of $15,000 and miscellaneous income of $4,000.

Non-Interest Expense. Non-interest expense decreased by $30,000 primarily due to decreased compensation and other personnel expense. Our compensation and other personnel expense decreased an aggregate of $26,000 between the periods as a result of decreased contributions to the Bank's Employee Stock Ownership Plan and Restricted Stock Plan. Other non-interest expenses decreased $4,000.

Although no definite plans have been made, we are exploring whether to purchase land and construct a branch. We would likely hire experts or spend money before we commit to purchasing land or constructing a new branch. If we decided not to build a new branch, any money that we had spent up to that time would be a non-interest expense and would negatively affect our income.

Non-interest expense has increased as a result of staffing and equipping of the new bank building opened in April 1999. We expect a reduction in net income (and possibly losses) compared to prior periods as a result of these expenses until the new building results in higher overall levels of loan and deposit activity to off-set the additional expenses. We believe this expansion should enhance shareholder value and hope that the decrease in earnings will not be as great following the end of fiscal year 2000. Our statement of beliefs concerning our expansion is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to us in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if the new office or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse effect on net income past the end of year 2000. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $71,000 for the three months ended June 30, 1999 compared to $45,000 for the three months ended June 30, 2000.
This decrease is due to the gain on the sale of our former office facility and equipment during the three months ended June 30, 1999 not recurring in the three months ended June 30, 2000.

Comparison of the Results of Operations for the Nine Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------
Net Income. Net income decreased by $68,000 or 25.1% from net income of $270,000 for the nine months ended June 30, 1999 to net income of $202,000 for the same nine months of fiscal 2000. This decrease is primarily the result of the non-recurring gain on the sale of our old office facilities and equipment in the amount of $84,000 realized in the nine months ended June 30, 1999 and increased interest income, service charges, gain on sale of other real estate and other income that was partially offset by an increase in interest and non-interest expense. The annualized return on average assets decreased from .76% to .49% for the nine months ended June 30, 1999 and 2000, respectively.

Net Interest Income. Net interest income increased $91,000 or 7.2%, from $1,261,000 for the nine months ended June 30, 1999 to $1,352,000 for the nine months ended June 30, 2000. The increase was primarily due to an increase in residential mortgages and consumer loans and partially offset by a moderate increase in the cost of funds.

Interest Income. Interest income increased $459,000 for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 14%. This increase in average interest-earning assets added an additional $459,000 of interest income. The average yield on interest-earning assets increased moderately to 8.7% from 8.6% for the nine months ended June 30, 2000 and 1999, respectively.

Interest Expense. Interest expense increased $368,000 from $1,615,000 for the nine months ended June 30, 1999 to $1,983,000 for the nine months ended June 30, 2000. The increase in interest expense was attributable to an increase in the average interest-bearing liabilities of $8.1 million and an increase in the cost of funds of 6 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $8.1 million from the nine months ended June 30, 1999 to the nine months ended June 30, 2000.

Non-Interest Income. Non-interest income decreased by $17,000 primarily from a decrease in gain on sale of assets of $84,000 which was partially offset by an increase in service charges on deposit accounts of $52,000, gain on sale of other real estate of $6,000, insurance commissions of $2,000, other income $7,000.

Non-Interest Expense. Non-interest expense increased by $168,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $88,000 between the periods as a result of year-end pay raises, our hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Our occupancy and furniture and equipment expense increased an aggregate of $61,000 between the periods as a result of occupying and equiping our new bank building. Other non-interest expense increased an aggregate of $19,000.

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

Income Taxes. Income tax expense amounted to $169,000 for the nine months ended June 30, 1999 compared to $108,000 for the nine months ended June 30, 2000.

Liquidity and Capital Resources
-------------------------------
Management monitors our risk-based capital and leverage capital ratios in order to asses compliance with regulatory guidelines. At June 30, 2000, the Bank had tangible capital, leverage, and total risk-based capital of 10.80%, 10.80% and 16.65%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefor. Federal banking law provides that a savings bank may , by providing prior regulatory notice, generally pay dividends during a calendar year in an amount equal to net income for the calendar year plus retained net income for the preceding two years. Any amount in excess of that level requires prior regulatory approval from the Office of Thrift Supervision (the "OTS"). The OTS may disapprove any dividend if the Bank is undercapitalized or the dividend would render the Bank undercapitalized. The OTS may also disapprove any dividend for, among other reasons, safety and soundness concerns. Also, the Bank may not pay a dividend if the payment would cause its net worth to be reduced below the amount required for the liquidation account established at the time of the conversion of the Bank from mutual to stock form.

On April 4, 2000 the Board of Directors approved a dividend of $.20 per share, payable May 31, 2000 to shareholders of record on May 17, 2000. This dividend was paid from funds made available by dividends from the subsidiary bank.

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

Pursuant to FASB No. 130 the Company is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter and nine months ended June 30, 2000, the savings bank showed unrealized gains (losses), net of tax effect, totaling $6,000 and $(40,000), respectively due to increases in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Management does not anticipate the realization of the above loss. The unrealized loss does however negatively impact the Company's capital. The unrealized losses, net of applicable taxes, combined with net operating income of $202,073, a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 and the acquisition of 26,698 shares of treasury stock at a cost of $280,000 yields a net decrease in the Company's capital of $167,000. However, because of the treasury stock acquisition reducing the number of shares of common stock outstanding the book value per share of common stock increased from $14.37 on September 30, 1999 to $14.80 as of June 30, 2000. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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

                                        QUITMAN BANCORP, INC.



Date: August 8, 2000          By:       MELVIN E. PLAIR
                                        -------------------------------------
                                        Melvin E. Plair
                                        President and Chief Executive Officer
                                        (Principal Executive and Financial
                                          Officer)
                                        (Duly Authorized Officer)



Date: August 8, 2000          By:       PEGGY L. FORGIONE
                                        -------------------------------------
                                        Peggy L. Forgione
                                        Vice President and Controller
                                        (Chief Accounting Officer)