Form 10KSB
period 2000-09-30
QUITMAN BANCORP INC
filed 2000-12-28
CIK 1051850

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB


(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2000
                               ------------------

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _____________ to _____________.

                        Commission File No. 0-23763

                           Quitman Bancorp, Inc.
                           ---------------------
              (Name of Small Business Issuer in Its Charter)

                     Georgia                             58-2365866
 ------------------------------------------------   -------------------
 (State or Other Jurisdiction of Incorporation or     (I.R.S. Employer
                  Organization)                     Identification No.)

    602 East Screven Street, Quitman, Georgia              31643
 ------------------------------------------------   -------------------
     (Address of Principal Executive Offices)            (Zip Code)

Issuer's Telephone Number, Including Area Code:        (912) 263-7538
                                                    -------------------

Securities registered under Section 12(b) of the            None
Exchange Act:                                       -------------------

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, par value $0.10 per share
                 ________________________________________
                             (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $4,747,493. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 8, 2000, was $3.9 million.

     As of December 8, 2000, there were issued and outstanding 507,262 shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2000. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2000. (Parts II and III)

PART I
------
     Quitman Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


Item 1.  Description of Business
--------------------------------

General
-------
     The Company is a Georgia-chartered corporation organized in December 1997 at the direction of Quitman Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 2, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company. Changes to federal law that occurred after the end of the fiscal year significantly restrict the ability of the Company to affiliate in any way with non-financial companies. However, these changes do not impact the current business of the Company and the Company generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's remaining portion of the net proceeds obtained in the Conversion.

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

Competition
-----------
     The Bank is one of many financial institutions serving its market area of Brooks County and parts of Lowndes County, Georgia. The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities
------------------
     Loan Portfolio Data. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                            At September 30,
                                  --------------------------------------
                                        2000                1999
                                  ------------------  ------------------
                                  Amount    Percent    Amount   Percent
                                  --------  --------  --------  --------
                                          (Dollars in thousands)
Type of Loans:
Real estate loans:
One-to-four family residential    $ 36,014    70.64%  $ 31,580    72.79%
Multi-family (5 or more) dwelling      856     1.68%       612     1.41%
Non residential                      6,160    12.08%     6,110    14.08%
Construction                         4,156     8.15%     2,801     6.46%
FHLMC pools                              1      .00%         2      .00%
Share loans                            552     1.08%       470     1.08%
Consumer                             3,249     6.37%     1,813     4.18%
                                  --------  --------  --------  --------
                                    50,988   100.00%    43,388   100.00%
                                            ========            ========
Less:
Loans in process                     1,426               1,825
Allowance for loan losses              438                 389
Deferred loan origination fees
  and costs                             72                  53
                                  --------            --------
Total loans, net                  $ 49,052            $ 41,121
                                  ========            ========

     Loan Maturity Tables. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2000. The table does not include the effects of possible prepayments or scheduled principal repayments.

     All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                          Resi-      Non      Cons-     Other     Total
                         dential    Resi-   truction
                                   dential
                        --------  --------  --------  --------  --------
                                          (In thousands)
Amounts due:
Within 1 year           $  6,260  $  1,592  $  4,156  $  1,508  $ 13,516
Over 1 to 5 years         19,328     3,234         0     2,060    24,622
Over 5 years              11,282     1,334         0       234    12,850
                        --------  --------  --------  --------  --------
  Total amount due      $ 36,870  $  6,160  $  4,156  $  3,802  $ 50,988
                        ========  ========  ========  ========
Less:
Allowance for loan losses                                            438
Loans in process                                                   1,426
Deferred loan fees                                                    72
                                                                --------
  Loans receivable, net                                         $ 49,052
                                                                ========

     The following table sets forth the dollar amount of all loans due after September 30, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                   Fixed Rates  Floating or     Total
                                                 Adjustable
                                                   Rates
                                   -----------  -----------  -----------
                                               (In thousands)
Real estate:
Residential                        $    30,596  $        14  $    30,610
Non-residential                          4,568            0        4,568

Non real estate:
Share loans                                 75            0           75
Consumer                                 2,219            0        2,219
                                   -----------  -----------  -----------
                                   $    37,458  $        14  $    37,472
                                   ===========  ===========  ===========

     One-Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 85% of the appraised market value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 80%. The Bank primarily originates and retains fixed-rate balloon loans having terms of 3 or 5 years, with principal and interest payments calculated using up to a 25-year amortization period. Because of the amortization period, relatively short term and renewability of their loans, there are similarities between these loans and ARMs, particularly from the Bank's asset/liability management perspective. The Bank occasionally originates 15 year fixed-rate loans.

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

     Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2000, less than 10% of the one- to four-family residential loans that the Bank held had adjustable rates of interest.

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

     The Bank also originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans typically are made for a term of six months after which the Bank allows one extension of six months. If after one year a unit remains unsold, the Bank requires that the builder make a 10% principal reduction payment and the Bank either then allows the builder to make interest payments for 90 days before he is required to make another principal reduction payment, or the builder may choose that the Bank treat the loan as a regular loan, pursuant to which he will make monthly payments for the full term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience has been that most speculative loans are repaid well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 75%. At September 30, 2000 the Bank's largest speculative loan was $131,875, drawn on a line of credit, and was performing in accordance with its terms.

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

     Loan Approval Authority and Underwriting. The Bank has a loan committee, which is comprised of all 5 directors on the board, that approves larger loans and reviews all loans approved by the officer loan committee for consumer loans. The officer loan committee consists of three officers. Individually, these officers may approve amounts up to $30,000 for secured loans and $10,00 for unsecured loans. Any two of these officers may approve amounts up to $50,000 for either secured or unsecured loans.

     Loan Commitments. At September 30, 2000, commitments to cover originations of mortgage loans totaled $1.4 million. The Bank believes that virtually all of its commitments will be funded.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At September 30, 2000, the aggregate loans outstanding of the Bank's five largest borrowers have outstanding balances of between $658,714 and $828,105.


Nonperforming and Problem Assets
--------------------------------
     Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in the Bank's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of SFAS 15. For the year ended September 30, 2000, there was $14,200 in interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans; however, interest income on these loans, which is recorded only when received, was $10,086.

                                                     At September 30,
                                                     ----------------
                                                      2000     1999
                                                     -------  -------
                                                      (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Construction loans                                 $     0  $     0
  One-to-four family residentials                        168      214
  All other mortgage loans                                 0        0
Non-mortgage loans:
  Commercial                                               0        0
  Consumer                                                25       14
                                                     -------  -------
Total                                                    193      228
                                                     -------  -------
Accruing loans contractually past due 90 days or more
Mortgage loans:
  Construction loans                                       0       15
  One-to-four family residentials                         55       83
  All other mortgage loans                                 0        0
Non-mortgage loans:
  Commercial                                               0        0
  Consumer                                                 5       16
                                                     -------  -------
Total                                                     60      114
                                                     -------  -------

Total non-accrual and accrual loans                      253      342
Real estate owned                                          0      139
Other non-performing assets                                0        0
                                                     -------  -------
Total non-performing assets                          $   253  $   481
                                                     =======  =======
Total non-performing loans to total loans, net          .52%     .83%
                                                     =======  =======
Total non-performing loans to total assets              .42%     .65%
                                                     =======  =======
Total non-performing assets to total assets             .42%     .91%
                                                     =======  =======

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

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2000, the Bank had $510,000, $269,000, $0 and $0 of loans classified as special mention, substandard, doubtful and loss, respectively.

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

     The Bank monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Bank maintains the Bank's allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination as to the amount of allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

     The following table illustrates the allocation of the allowance for loan losses for each category of loans. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                            At September 30,
                              ---------------------------------------------
                                      2000                    1999
                              ---------------------   ---------------------
                                         Percent of              Percent of
                                          Loans in                Loans in
                                            Each                    Each
                                          Category                Category
                                          To Total                To Total
                               Amount       Loans      Amount       Loans
                              --------   ----------   --------   ----------
                                          (Dollars in thousands)
At end of period allocated to:
One-to-four family            $    324       73.97%   $    286        72.8%
Multi-family                         8        1.83%          6         1.4%
Other real estate                   93       21.23%         81        20.5%
Consumer                            13        2.97%         16         5.3%
                              --------   ----------   --------   ----------
Total allowance               $    438      100.00%   $    389       100.0%
                              ========   ==========   ========   ==========

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                     At September 30,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
                                                  (Dollars in thousands)

Total loans, net                                  $  49,052    $  41,121
                                                  =========    =========
Average loans outstanding                         $  45,087    $  38,759
                                                  =========    =========

Allowance balances (at beginning of period              389          370
Provision:
  Residential                                            36           15
  Non-residential                                         0            2
  Consumer                                               24            3
Net charge-offs (recoveries):
  Residential                                             0            1
  Non-residential                                         0            0
  Consumer                                               11            0
                                                  ---------    ---------
Allowance balance (at end of period)              $     438    $     389
                                                  =========    =========
Allowance for loan losses as a percent
  of total loans outstanding                           .89%         .94%
                                                  =========    =========
Net loans charged off as a percent of
  average loans outstanding                            .02%           0%
                                                  =========    =========

Investment Activities
     Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

     The Company's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States government agencies.

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

                                                     At September 30,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      (In thousands)
Investment securities:
U.S. Government securities available-for-sale     $        0  $      300
U.S. Government securities held-to-maturity                0           0
U.S. Agency securities available-for-sale              4,831       4,980
 U.S. Agency securities held-to-maturity                   0           0
 State, County and Municipal securities
    available-for-sale                                   690         388
State, County and Municipal securities                     0           0
    held-to-maturity
                                                  ----------  ----------
   Total investment securities                         5,521       5,668
Interest-bearing deposits                              1,065         262
FHLB stock                                               320         287
Mortgage-backed securities available-for-sale          1,025         891
Mortgage-backed securities held-to-maturity                0           0
                                                  ----------  ----------
   Total investments                              $    7,931  $    7,108
                                                  ==========  ==========

     The following tables set forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Company's investments at September 30, 2000 by contractual maturity. The following tables do not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Further, yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                                        One Year or Less
                                                       ------------------
                                                       Carrying  Average
                                                        Value     Yield
                                                       --------  --------
                                                     (Dollars in thousands)
Investment securities:
  U.S. Government securities                           $      0        0%
  U.S. Agency securities                                    442     5.54%
  Corporate notes and bonds                                   0        0%
  Other securities                                            0        0%
                                                       --------  --------
     Total investment securities                            442     5.54%
Interest-bearing deposits                                 1,065     4.96%
Federal funds sold                                            0        0%
FHLB stock                                                  320     5.92%
Mortgage-backed securities                                  272     5.00%
                                                       --------  --------
     Total investments                                 $  2,099     5.23%
                                                       ========  ========

                                                        One to Five Years
                                                       ------------------
                                                       Carrying  Average
                                                        Value     Yield
                                                       --------  --------
                                                     (Dollars in thousands)
Investment securities:
  U.S. Government securities                           $      0        0%
  U.S. Agency securities                                  4,389     5.92%
  Corporate notes and bonds                                   0        0%
  Other securities                                          168     4.20%
                                                       --------  --------
     Total investment securities                          4,557     5.86%
Interest-bearing deposits                                     0        0%
Federal funds sold                                            0        0%
FHLB stock                                                    0        0%
Mortgage-backed securities                                    0        0%
                                                       --------  --------
     Total investments                                 $  4,557     5.86%
                                                       ========  ========

                                                        Five to Ten Years
                                                       ------------------
                                                       Carrying  Average
                                                        Value     Yield
                                                       --------  --------
                                                     (Dollars in thousands)
Investment securities:
  U.S. Government securities                           $      0        0%
  U.S. Agency securities                                      0        0%
  Corporate notes and bonds                                   0        0%
  Other securities                                          201     5.30%
                                                       --------  --------
     Total investment securities                            201     5.30%
Interest-bearing deposits                                     0        0%
Federal funds sold                                            0        0%
FHLB stock                                                    0        0%
Mortgage-backed securities                                    0        0%
                                                       --------  --------
     Total investments                                 $    201     5.30%
                                                       ========  ========

                                                       More than Ten Years
                                                       ------------------
                                                       Carrying  Average
                                                        Value     Yield
                                                       --------  --------
                                                     (Dollars in thousands)
Investment securities:
  U.S. Government securities                           $      0        0%
  U.S. Agency securities                                      0        0%
  Corporate notes and bonds                                   0        0%
  Other securities                                          321     5.14%
                                                       --------  --------
     Total investment securities                            321     5.14%
Interest-bearing deposits                                     0        0%
Federal funds sold                                            0        0%
FHLB stock                                                    0        0%
Mortgage-backed securities                                  753     5.49%
                                                       --------  --------
     Total investments                                 $  1,074     5.39%
                                                       ========  ========

                                             Total Investment Securities
                                             ----------------------------
                                             Carrying  Average    Market
                                              Value     Yield      Value
                                             --------  --------  --------
                                                (Dollars in thousands)
Investment securities:
  U.S. Government securities                 $      0        0%  $      0
  U.S. Agency securities                        4,831     5.89%     4,831
  Corporate notes and bonds                         0        0%         0
  Other securities                                690     4.96%       690
                                             --------  --------  --------
     Total investment securities                5,521     5.77%     5,521
Interest-bearing deposits                       1,065     4.96%     1,065
Federal funds sold                                  0        0%         0
FHLB stock                                        320     5.92%       320
Mortgage-backed securities                      1,025     5.36%     1,025
                                             --------  --------  --------
     Total investments                       $  7,931     5.61%  $  7,931
                                             ========  ========  ========




Sources of Funds
----------------
     General. Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including checking accounts, regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered.

     Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.

                                                          Certificates
Maturity Period                                            of Deposit
---------------                                          --------------
                                                         (In thousands)
Within three months                                      $        2,125
Three through six months                                          2,169
Six through twelve months                                         3,824
Over twelve months                                                1,251
                                                         --------------
                                                         $        9,369
                                                         ==============

     Borrowings. Advances (borrowings) may be obtained from the FHLB of Atlanta to supplement the Bank's supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta, a portion of the Bank's first mortgage loans, and other assets.

     The following table sets forth the terms of the Bank's short-term FHLB advances.

                                                  During the Year ended
                                                      September 30,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
                                                  (Dollars in thousands)

Balance at period end                            $  5,000       $  2,500
Average balance outstanding during the period       4,230            917
Maximum amount outstanding at any month-end
during the period                                   5,000          3,500
Weighted average interest rate during the            6.4%           5.6%
period


Personnel
---------
     At September 30, 2000 the Bank had 15 full-time employees and 3 part-
time employee.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with the Bank's employees is good.


Regulation
----------
     Set forth below is a brief description of certain laws which relate to the Company and the Bank.  The description is not complete and is qualified in its entirety by references to applicable laws and regulation.


Holding Company Regulation
--------------------------
General.
--------
     The Company is a unitary savings and loan holding company that files reports with the OTS and is subject to regulation and examination by the
OTS.  In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank.
This regulation is intended primarily for the protection of the Bank's depositors and not for the benefit of stockholders of the Company.  The
Company is also registered with the Georgia Department of Banking and
Finance.

     During the fiscal year, federal law was amended to effectively prohibit bank and savings and loan holding companies from affiliating in any way with a non-financial company. In connection with the amendment to federal law, the Company may now become affiliated with securities firms and insurance companies.

     These changes to federal law do not impact the current business of the Company. Unlike savings and loan holding companies that may be created in the future, the Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.


Qualified Thrift Lender ("QTL") Test.
-------------------------------------
     As the Company owns only one savings institution, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the QTL test.  If the Company controlled more than one savings institution, it would lose the ability to diversify its operations into nonbanking related activities, unless such other savings institutions each also qualified as a QTL or were acquired in a supervised acquisition.  See "Savings Institution Regulation -- Qualified Thrift
Lender Test."


Savings Institution Regulation
------------------------------
General.
--------
     As a federally chartered, SAIF-insured savings institution, the Bank is subject to extensive regulation by the OTS and the Federal Deposit
Insurance Corporation ("FDIC").  Lending activities and other investments must comply with various federal and state statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System
("Federal Reserve").


Insurance of Deposit Accounts.
------------------------------
     The Bank's deposit accounts are insured by the SAIF to a maximum of
$100,000 for each insured member (as defined by law and regulation).
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance
Fund ("BIF"), which primarily insures commercial bank deposits.


Regulatory Capital Requirements.
--------------------------------
     OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 4% of total adjusted assets, and
(3) risk-based capital equal to 8% of total risk-weighted assets.
Regulations that enable the OTS to take prompt corrective action against savings associations effectively impose higher capital requirements on savings associations.


Dividend and Other Capital Distribution Limitations.
----------------------------------------------------
     The Bank must give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the
Company.  In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or
(2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations.  In contrast, the Company has fewer restrictions on the payment of dividends.


Qualified Thrift Lender Test.
-----------------------------
     Savings institutions must meet a qualified thrift lender ("QTL") test.
If the Bank maintains an appropriate level of qualified thrift investments
("QTIs") (primarily residential mortgages and related investments, including certain  mortgage-related  securities) and otherwise qualify as a
QTL, the Bank will continue to enjoy full borrowing privileges from the
FHLB of Atlanta.  The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets).  In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and
FHLMC as QTIs.  Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.  As of September 30, 2000, the
Bank was in compliance with its QTL requirement.


Federal Reserve.
----------------
     The Federal Reserve requires all depository institutions to maintain noninterest- bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-
personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that are imposed by the OTS.


Proposed Regulation.
--------------------
     The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies.  The impact of this possible change is not expected to materially impact the Bank.  The impact on the Company cannot yet be determined.


Item 2.  Description of Property
--------------------------------
(a)  Properties.

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

(c)  Description of Real Estate and Operating Data.

     Not Applicable.


Item 3.  Legal Proceedings
--------------------------
     There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


PART II
-------
Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------
     The information contained under the section captioned "Common Stock
Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000 (the "Annual Report"), is incorporated herein by reference.


Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------
     The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of Operations"
of the Annual Report is incorporated herein by reference.


Item 7.  Financial Statements
-----------------------------
     The Registrant's financial statements listed under Item 13 are incorporated herein by reference.


Item 8.  Changes in and Disagreements with Accountants On Accounting and
Financial Disclosure
------------------------------------------------------------------------
     Not applicable.


PART III
--------
Item 9.  Directors, Executive Officers, Promoters and Control Persons:
Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------
     The information contained under the sections captioned "Section 16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Proxy Statement is incorporated herein by reference.


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


Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------
     (a)  Listed below are all financial statements and exhibits filed as part of this report.

  1.   The consolidated statements of financial condition of Quitman
  Bancorp, Inc. as of September 30, 2000 and 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended September 30, 2000, together with the related notes and the independent auditors' report of Stewart, Fowler & Stalvey, P.C., independent certified public accountants.


  2.   Schedules omitted as they are not applicable.

  3. The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

          3(i)   Articles of Incorporation of Quitman Bancorp, Inc. *
          3(ii)  Bylaws of Quitman Bancorp, Inc. *
          10.1   Director Indexed Salary Continuation Plan *
          10.2   Executive Indexed Salary Continuation Plan *
          10.3   1999 Stock Option Plan **
          10.4   1999 Restricted Stock Plan ***
          13     Annual Report to Stockholders for the fiscal year ended
                 September 30, 2000 (only those portions incorporated by
                 reference are deemed "filed")
          21     Subsidiaries of the Registrant****
          23     Consent of Stewart, Fowler & Stalvey, P.C.
          27     Financial Data Schedule (electronic filing only)

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

     (b) Not applicable

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 27, 2000.

                     QUITMAN BANCORP, INC.


                     By:      /s/ Melvin E. Plair
                            ------------------------------------
                            Melvin E. Plair
                            President and Chief Executive
                            Officer
                            (Duly Authorized
                            Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 27, 2000.

/s/ Claude R. Butler             /s/ Melvin E. Plair
-----------------------------    -----------------------------
Claude R. Butler                 Melvin E. Plair
Chairman of the Board and        President and Chief Executive
Director                         Officer (Principal Executive
                                 and Financial Officer)

/s/ Robert L. Cunningham, III    /s/ Peggy L. Forgione
-----------------------------    ---------------------------
Robert L. Cunningham, III        Peggy L. Forgione
Vice Chairman and Director       Vice President and Controller
                                 (Principal Accounting Officer)

/s/ Walter B. Holwell
-----------------------------
Walter B. Holwell
Director

/s/ John W. Romine
-----------------------------
John W. Romine
Director

/s/ Daniel M. Mitchell, Jr.
-----------------------------
Daniel M. Mitchell, Jr.
Director



                                EXHIBIT 23

                      Consent of Independent Auditors





We hereby consent to the incorporation by reference in the Registration
Statement on Form S-8 (SEC File No. 333-79893) of Quitman Bancorp, Inc., of our report dated October 16, 2000, relating to the consolidated statements of financial condition of Quitman Bancorp, Inc. as of September 30, 2000 and 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended,



/s/ STEWART, FOWLER & STALVEY, P.C.
------------------------------------

Valdosta, Georgia
December 27, 2000

