Form 10KSB/A
period 2000-09-30
QUITMAN BANCORP INC
filed 2001-01-03
CIK 1051850

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB/A


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

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2000. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2000. (Parts II and III)

The Form 10-KSB is being re-filed in its entirety to include exhibit 13, which was inadvertently omitted from the Form 10-KSB filed on December 28, 2000.


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

     (b) Not applicable

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of January 3, 2001.

                     QUITMAN BANCORP, INC.


                     By:      /s/ Melvin E. Plair
                            ------------------------------------
                            Melvin E. Plair
                            President and Chief Executive
                            Officer
                            (Duly Authorized
                            Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 3, 2001.

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

Valdosta, Georgia
January 3, 2001

