Form 10QSB
period 2000-12-31
QUITMAN BANCORP INC
filed 2001-02-13
CIK 1051850

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------

                                 FORM 10-QSB
(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000
                                         -----------------

                                 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

                          Commission File No. 0-23763

                             Quitman Bancorp, Inc.
-----------------------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)

       Georgia                                            58-2365866
-----------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
or Organization)                                      Identification No.)


                602 East Screven Street, Quitman, Georgia 31643
                -----------------------------------------------
                   (Address of Principal Executive Offices)


                                (912) 263-7538
-----------------------------------------------------------------------------
                Issuer's Telephone Number, Including Area Code

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES      X               NO
                                       ------                ------

     Number of shares of Common Stock outstanding as of December 31, 2000:
507,262

Transitional Small Business Disclosure Format (check one)

                                 YES                       NO    X
                                     ------                    ------

                             QUITMAN BANCORP, INC.

                                   Contents
                                   --------

                                                                        Page(s)
                                                                        -------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.........................................   3

  Item 2.  Management's Discussion and Analysis or Plan of Operation....  10


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................  14

  Item 2.  Changes in Securities and Use of Proceeds....................  14

  Item 3.  Defaults upon Senior Securities..............................  14

  Item 4.  Submission of Matters to a Vote of Security Holders..........  14

  Item 5.  Other Information............................................  14

  Item 6.  Exhibits and Reports on Form 8-K.............................  14

  Signatures............................................................  15

                         PART I. FINANCIAL INFORMATION
                     QUITMAN BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                    ASSETS
                                   -------

                                                DECEMBER 31,       SEPTEMBER 30,
                                                   2000               2000
                                                ------------       -------------
                                                 (Unaudited)
Cash and Cash Equivalents:
 Cash and amounts due from
  depository institutions                       $ 2,572,697           598,471
 Interest-bearing deposits in other bank             52,880         1,064,984
 Federal funds sold                                 800,000                 0
                                                -----------       -----------
 Total Cash and Cash Equivalents                  3,425,577         1,663,455
Investment securities:
 Available-for-sale                               6,097,788         6,546,404
Loans receivable - net of
 allowance for loan losses and
 deferred origination fees                       50,021,866        49,052,004
Office properties and
 equipment, at cost, net of
 accumulated depreciation                         1,455,573         1,483,607
Real estate and other
 property acquired
 in settlement of loans                              19,500                 0
Accrued interest receivable                         522,807           583,330
Investment required by
 law-stock in Federal
 Home Loan Bank, at cost                            320,300           320,300
Cash value of life insurance                        635,040           626,638
Other assets                                        146,261           193,195
                                                -----------       -----------
     Total Assets                               $62,644,712        60,468,933
                                                ===========       ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
 Deposits                                       $49,398,118        47,336,018
 Advances from Federal Home Loan Bank             5,000,000         5,000,000
 Accrued interest payable                           431,918           337,586
 Income taxes payable                                 1,727            14,770
 Dividends payable                                1,481,205                 0
 Other liabilities                                   39,513           156,446
                                                -----------       -----------
     Total Liabilities                           56,352,481        52,844,820
                                                ===========       ===========

Stockholders' Equity:
 Common stock, $.10 par
  value, 4,000,000 shares authorized,
  661,250 shares issued and 507,262
  shares outstanding                                 66,125            66,125
 Preferred stock, no par value, 1,000,000
  shares authorized, no shares
  issued or outstanding                                   0                 0
 Additional paid in capital                       5,410,028         6,135,412
 Retained Earnings                                2,936,675         3,662,836
 Accumulated other comprehensive income (loss)       (5,323)          (72,086)
                                                -----------       -----------
                                                  8,407,505         9,792,287
 Receivable from employee stock ownership plan     (396,750)         (449,650)
 Treasury stock, 153,988 shares at cost          (1,718,524)       (1,718,524)
                                                -----------       -----------
   Total Stockholders' Equity                     6,292,231         7,624,113
                                                -----------       -----------
Total Liabilities and Stockholders' Equity      $62,644,712        60,468,933
                                                ===========       ===========

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                       QUARTER ENDED
                                                        DECEMBER 31,
                                                 ---------------------------
                                                     2000          1999
                                                 -----------    ------------
                                                 (Unaudited)    (Unaudited)
Interest Income:
 Loans receivable:
   First mortgage loans                           $1,044,299      883,821
   Consumer and other loans                           95,411       70,323
 Interest on FHLMC Pool                                   18           31
 Investment securities                               105,384       99,109
 Interest-bearing deposits                            19,793        5,590
                                                 -----------   ----------
   Total Interest Income                           1,264,905    1,058,874
                                                 -----------   ----------

Interest Expense:
 Deposits                                            741,316      575,614
 Interest on Federal Home
  Loan Bank advances                                  88,299       41,446
                                                 -----------   ----------
     Total Interest Expense                          829,615      617,060
                                                 -----------   ----------

Net Interest Income                                  435,290      441,814
Provision for loan losses                             15,000       15,000
                                                 -----------   ----------
Net Interest Income After
 Provision for Losses                                420,290      426,814
                                                 -----------   ----------

Non-Interest Income:
 Gain (loss) on sale of securities                    (7,582)      (7,060)
 Gain on sale of other real estate                         0        1,576
 Service charges                                      29,571       22,619
 Insurance commissions                                 3,122        3,377
 Other income                                         21,374       13,779
                                                 -----------   ----------
     Total Non-Interest Income                        46,485       34,291
                                                 -----------   ----------

Non-Interest Expense:
 Compensation                                        142,966      126,852
 Other personnel expenses                             73,347       63,190
 Occupancy expenses of premises                       14,075       12,206
 Furniture and equipment expenses                     52,307       53,320
 Federal deposit insurance                             2,327        6,069
 Advertising                                           6,978       11,475
 Office supplies                                       9,388       11,577
 Legal expense                                         6,649       14,699
 Charitable contributions                              5,810       11,973
 Accounting and auditing                              17,085       13,150
 Other operating expenses                             83,960       75,671
                                                 -----------   ----------
     Total Non-Interest Expense                      414,892      400,182
                                                 -----------   ----------

Income Before Income Taxes                            51,883       60,923
Provision for Income Taxes                            22,223       28,690
                                                 -----------   ----------
Net Income                                        $   29,660       32,233
                                                 ===========   ==========
Earnings Per Share (Basic
 and Diluted)                                           $.06          .07
                                                 ============  ==========
Dividends Per Share                                    $2.92          .00
                                                 ===========   ==========

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                                                     ACCUMULATED
                                                                        OTHER
                                            ADDITIONAL               COMPREHENSIVE   RECEIVABLE
                                  COMMON     PAID IN     RETAINED       INCOME         FROM        TREASURY
                                  STOCK      CAPITAL     EARNINGS       (LOSS)         ESOP         STOCK        TOTAL
                                ---------   ---------   ----------   ------------   -----------   ----------   ----------
Balance, September 30, 1999      $66,125    6,135,412    3,491,984      (77,699)     (502,550)   (1,438,272)   7,675,000

Net income                             0          0       32,233              0             0             0       32,233

Other comprehensive income (loss)      0          0            0        (38,103)            0             0      (38,103)

Change in receivable from
 employee stock ownership plan         0          0            0              0        52,900             0       52,900

Treasury stock acquired,
 26,698 shares                         0          0            0              0             0      (280,252)    (280,252)
                                 -------  ---------   ----------   ------------   -----------    ----------   ----------

Balances, December 31, 1999,
 (Unaudited)                      66,125  6,135,412    3,524,217       (115,802)     (449,650)   (1,718,524)   7,441,778
                                 =======  =========   ==========   ============   ===========    ==========   ==========

Balance, September 30, 2000       66,125  6,135,412    3,662,836        (72,086)     (449,650)   (1,718,524)   7,624,113

Net income                             0          0       29,660              0             0             0       29,660

Dividends                              0   (725,384)    (755,821)             0             0             0   (1,481,205)

Other comprehensive income (loss)      0          0            0         66,763             0             0       66,763

Change in receivable from
 employee stock ownership plan         0          0            0              0        52,900             0       52,900
                                 -------  ---------   ----------   ------------   -----------    ----------   ----------

Balances, December 31, 2000
 (Unaudited)                     $66,125  5,410,028    2,936,675         (5,323)     (396,750)   (1,718,524)   6,292,231
                                 =======  =========   ==========   ============   ===========    ==========   ==========

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                      QUARTER ENDED DECEMBER 31,
                                                     ---------------------------
                                                         2000            1999
                                                      ----------      ---------
                                                      (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
-------------------------------------
 Net income                                           $  29,660         32,233
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                                          35,463         37,192
   Provision for loan losses                             15,000         15,000
   Amortization (Accretion) of securities                 2,398          2,659
   Gain on sale of foreclosed assets                          0         (1,576)
   (Gain) loss on sale of securities                      7,582          7,060
   Deferred income taxes                                 (3,926)            33
 Change in Assets and Liabilities:
   (Increase) Decrease in accrued
    interest receivable                                  60,523         68,639
   Increase (Decrease) in accrued
    interest payable                                     94,332         55,351
   Increase (Decrease) in other liabilities            (116,933)      (119,600)
   Increase (Decrease) in income taxes payable          (13,043)          (860)
   (Increase) Decrease in other assets                   16,467         11,570
                                                      ---------      ---------
 Net cash provided (used) by operating activities       127,523        107,701
                                                      ---------      ---------

Cash Flows From Investing Activities:
-------------------------------------
 Capital expenditures                                    (7,429)        (6,836)
 Purchase of available-for-sale securities             (248,828)      (319,977)
 Proceeds from sale of foreclosed property                    0         12,500
 Proceeds from sale of available-for-sale
  securities                                            740,156        342,634
 Net (increase) decrease in loans                    (1,004,362)    (1,080,488)
 Principal collected on mortgage-backed securities       48,464         29,621
 Increase in cash value of life insurance                (8,402)       (62,401)
                                                     ----------    -----------
   Net cash provided (used) by investing activities    (480,401)    (1,084,947)
                                                     ----------    -----------

Cash Flows From Financing Activities:
-------------------------------------
 Net increase (decrease) in deposits                  2,062,100        482,802
 Proceeds from Federal Home Loan Bank advances                0      1,000,000
 Principal collected on receivable from ESOP             52,900         52,900
 Purchase of treasury stock                                   0       (280,252)
                                                     ----------    -----------
 Net cash provided (used) by financing activities     2,115,000      1,255,450
                                                     ----------    -----------

Net Increase (Decrease) in cash and cash
 equivalents                                          1,762,122        278,204
Cash and Cash Equivalents at Beginning of Period      1,663,455      1,968,695
                                                     ----------    -----------
Cash and Cash Equivalents at End of Period           $3,425,577      2,246,899
                                                     ==========    ===========

Supplemental Disclosures of Cash Flows Information:
---------------------------------------------------
 Cash Paid During The Period:
   Interest                                          $  735,283        561,709
   Income taxes                                          31,600         26,680
 Non-Cash Investing
  Activities:
   Increase (Decrease) in
    unrealized gains on
    available-for-sale securities                       101,156        (57,732)


                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------


                                                    QUARTER ENDED DECEMBER 31,
                                                    ---------------------------
                                                       2000            1999
                                                    ----------      ----------
                                                    (Unaudited)     (Unaudited)
Net Income                                          $    29,660         32,233
                                                    -----------     ----------

Other Comprehensive
 Income, Net of Tax:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)
    arising during the period                            59,181        (45,163)
   Reclassification adjustment for (gains)
    losses included in net income                         7,582          7,060
                                                    -----------     ----------

 Other Comprehensive Income (Loss)                       66,763        (38,103)
                                                    -----------     ----------

Comprehensive Income (Loss)                         $    96,423         (5,870)
                                                    ===========     ==========


                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                         Notes to Financial Statements
                                  (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three-month period ended December 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for Quitman Bancorp, Inc. and Subsidiary for the year ended September 30, 2000.

Note 2 - Plan of Conversion
---------------------------

     On October 14, 1997, the Bank's Board of Directors approved a plan ("Plan") to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank subject to approval by the Bank's members.
     The Plan, which included formation of the holding company, Quitman Bancorp, Inc., was subject to approval by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the SEC. The conversion was completed on April 2, 1998. Actual conversion costs were accounted for as a reduction in gross proceeds.

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


Note 4 - Earnings Per Share
---------------------------

     The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                               THREE MONTHS ENDED
                                                   DECEMBER 31,
                                             ---------------------
                                                  2000     1999
                                                -------  -------

(a)  Net income available to shareholders        29,660   32,233
                                                -------  -------
        Denominator:
        Weighted-average shares outstanding     507,262  526,447
        Less:  ESOP weighted-average shares
        Unallocated                              46,741   50,255
                                                -------  -------

(b)  Basic EPS weighted-average shares
        outstanding                             460,521  476,192

        Effect of dilutive securities                 0    1,524
                                                -------  -------

(c)  Diluted EPS weighted-average shares
        outstanding                             460,521  474,668
                                                =======  =======

        Basic earnings per share (a/b)              .06      .07
                                                =======  =======

        Diluted earnings per share (a/c)            .06      .07
                                                =======  =======

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at December 31, 2000 and September 30, 2000

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

Total assets increased by $2.2 million or 3.6% due primarily to the increase in cash and cash equivalents and loans resulting from funds received from an increase in deposits.

Total equity decreased by $1,331,822 as result of net income for the three months ended December 31, 2000, changes in other comprehensive income, reduction of a guaranty of a loan to the Bank's employee stock ownership plan and declaration of a special distribution of $2.92 per share, $1,481,205, to the Company's stockholders.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $173,055 at December 31, 2000 from $193,819 at September 30, 2000. The decrease was the result of eight loans being reclassified to performing loans and five loans being added to non-accrual. The allowance for loan losses was $441,572 at December 31, 2000.

Comparison of the Results of Operations for the Three Months Ended December 31, 2000 and 1999

Net Income. Net income decreased by $2,753 or 8% from net income of $32,233 for the three months ended December 31, 1999 to net income of $29,660 for the three months ended December 31, 2000. This decrease is primarily the result of increased non-interest expense and increased interest income that was more than offset by an increase in interest expense. The annualized return on average assets decreased from .24% to .19% for the three months ended December 31, 1999 and 2000, respectively.

Net Interest Income. Net interest income decreased $6,524 or 1.5% from $441,814 for the three months ended December 31, 1999 to $435,290 for the three months ended December 31, 2000. The increase was primarily due to an increase in loans and a moderate increase in rates, offset by an increase in interest expense.

Interest Income. Interest income increased $206,000 for the three months ended December 31, 2000 compared to the same three months ended December 31, 1999.
The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 17.5%. This increase in average interest-earning assets added an additional $206,000 of interest income. The average yield on interest-earning assets increased moderately to 8.9% from 8.7% for the three months ended December 31, 2000 and 1999, respectively.

Interest Expense. Interest expense increased $213,000 from $617,000 for the three months ended December 31, 1999 to $830,000 for the three months ended December 31, 2000. The increase in interest expense was due to an increase in average interest-bearing liabilities of $7.8 million and an increase in the cost of funds of 79 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $7.8 million, from the three months ended December 31, 1999 to the three months ended December 31, 2000.

Non-Interest Income. Non-interest income increased by $12,000 primarily from an increase in service charges, $7,000 and miscellaneous income, $5,000.

Non-Interest Expense. Non-interest expense increased by $15,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $26,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses, including expenses of the Parent Company in the amount of $17,000, decreased $11,000.

Our expenses have increased because of the cost associated with our Employee Stock Ownership Plan, Restricted Stock Plan, and Stock Option Plan, and the cost of being a public company. We also offered checking accounts and the use of an automated teller machine (an "ATM") to our customers during fiscal 1999. Our preparation cost for these products and the cost of soliciting checking account funds has also increased our expenses. Although our checking account funds have increased, we have not yet received sufficient other income from the ATM to offset its additional cost.

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

Non-interest expense has increased as a result of a staffing and equipping of the new bank building opened in

April 1999 and we hope that the new building will ultimately produce higher overall levels of loan and deposit activity to offset the additional expenses. We believe this expansion should enhance shareholder value and hope that the decrease in earnings will not be as great during the remainder of fiscal year 2001. Our statement of beliefs concerning our expansion is a forward-looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to us in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if the new office or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse effect on net income. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $28,690 for the three months ended December 31, 1999 compared to $22,223 for the three months ended December 31, 2000.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2000, the Bank had tangible capital, leverage, and total risk-based capital of 9.28%, 9.28% and 14.56%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

On December 19, 2000 the Board of Directors approved a dividend of $2.92 per share payable January 11, 2001 to shareholders of record on December 29, 2000. This dividend will be partially paid from funds made available by dividends from the subsidiary bank and partially paid from funds held by the Company. Approximately $1.43 per share is deemed to be a return of capital.

On April 4, 2000 the Board of Directors approved a dividend of $.20 per share, payable May 31, 2000 to shareholders of record on May 17, 2000. This dividend was paid from funds made available by dividends from the subsidiary bank.

On April 20, 1999, the Board of Directors approved a dividend of $.20 per share, payable on May 24, 1999 to shareholders of record on May 10, 1999. While the Company paid this dividend from its cash funds, the primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary bank.

We are exploring whether to purchase land and construct a branch. Although no definite plans have been made, if a new branch is built, the land and construction cost would total approximately $600,000. We have sufficient liquid assets to pay for these costs.

Pursuant to FASB No. 130 the Company is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter ended December 31, 2000, the savings bank showed unrealized losses, net of tax effect, totaling $5,323 due to increases in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Management does not anticipate the realization of the above loss. The unrealized loss does however negatively impact the Company's capital. The unrealized losses, net of applicable taxes, combined with net operating income of $29,660, a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 and the approval of a $2.92 per share dividend yields a net decrease in the Company's capital of $1,331,882. The book value per share of common stock decreased from $15.03 on September 30, 2000 to $12.40 as of December 31, 2000. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

           (a)  None.

           (b) A Form 8-K (Item 5), dated December 19, 2000, was filed in December 2000 to announce the declaration of a special dividend.

                                 SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUITMAN BANCORP, INC.



     Date: February 8, 2001            By: /s/  Melvin E. Plair
                                           -------------------------------------
                                           Melvin E. Plair
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                           Officer)
                                           (Duly Authorized Officer)



     Date: February 8, 2001            By: /s/  Peggy L. Forgione
                                           ------------------------------------
                                           Peggy L. Forgione
                                           Vice President and Controller
                                           (Chief Accounting Officer)