Form 10QSB
period 2001-03-31
QUITMAN BANCORP INC
filed 2001-05-10
CIK 1051850

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

                                 FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001
                                         --------------

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


                602 East Screven Street, Quitman, Georgia 31643
               -------------------------------------------------
                   (Address of Principal Executive Offices)


                                (229) 263-7538
--------------------------------------------------------------------------------
                Issuer's Telephone Number, Including Area Code

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X           NO _____
                       -----

  Number of shares of Common Stock outstanding as of March 31, 2001: 507,262

Transitional Small Business Disclosure Format (check one)

                    YES ____         NO   X
                                        _____

                                                  QUITMAN BANCORP, INC.

                                                        Contents
                                                        --------

                                                                                                                     Page(s)
                                                                                                                     -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.................................................................................        3

  Item 2.  Management's Discussion and Analysis or Plan of Operation............................................       10


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................................       15

  Item 2.  Changes in Securities and Use of Proceeds............................................................       15

  Item 3.  Defaults upon Senior Securities......................................................................       15

  Item 4.  Submission of Matters to a Vote of Security Holders..................................................       15

  Item 5.  Other Information....................................................................................       15

  Item 6.  Exhibits and Reports on Form 8-K.....................................................................       15

  Signatures....................................................................................................       16

                         PART I. FINANCIAL INFORMATION
                     QUITMAN BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            ------------------------------------------------------

                                    ASSETS
                                    ------

                                                         MARCH 31,    SEPTEMBER 30,
                                                           2001            2000
                                                        -----------   ------------
                                                        (Unaudited)
Cash and Cash Equivalents:
 Cash and amounts due from depository
   institutions                                         $   567,144         598,471
 Interest-bearing deposits in other bank                  1,671,902       1,064,984
 Federal funds sold                                         345,000               0
                                                        -----------      ----------
 Total Cash and Cash Equivalents                          2,584,046       1,663,455
Investment securities:
 Available-for-sale                                       6,309,565       6,546,404
Loans receivable - net of allowance for loan
 losses and deferred origination fees                    52,089,014      49,052,004
Office properties and equipment, at cost, net of
 accumulated depreciation                                 1,461,433       1,483,607
Real estate and other property acquired
 in settlement of loans                                      51,300               0
Accrued interest receivable                                 724,359         583,330
Investment required by law-stock in Federal
 Home Loan Bank, at cost                                    372,100         320,300
Cash value of life insurance                                726,280         626,638
Other assets                                                170,912         193,195
                                                        -----------      ----------
    Total Assets                                        $64,489,009      60,468,933
                                                        ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
 Deposits                                               $53,044,189      47,336,018
 Advances from Federal Home Loan Bank                     4,500,000       5,000,000
 Accrued interest payable                                   425,982         337,586
 Income taxes payable                                        23,922          14,770
 Other liabilities                                           97,211         156,446
                                                        -----------      ----------
    Total Liabilities                                    58,091,304      52,844,820
                                                        -----------      ----------

Stockholders' Equity:
 Common stock, $.10 par value, 4,000,000
   shares authorized, 661,250 shares
   issued and 507,262 shares outstanding                     66,125          66,125
 Preferred stock, no par value, 1,000,000
   shares authorized, no shares issued
   or outstanding                                                 0               0
 Additional paid in capital                               5,410,028       6,135,412
 Retained Earnings                                        2,989,418       3,662,836
 Accumulated other comprehensive income (loss)               47,408         (72,086)
                                                        -----------      ----------
                                                          8,512,979       9,792,287
 Receivable from employee stock ownership plan             (396,750)       (449,650)
 Treasury stock, 153,988 shares at cost                  (1,718,524)     (1,718,524)
                                                        -----------      ----------
   Total Stockholders' Equity                             6,397,705       7,624,113
                                                        -----------      ----------
Total Liabilities and Stockholders' Equity              $64,489,009      60,468,933
                                                        ===========      ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                          (UNAUDITED)               (UNAUDITED)
                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           MARCH 31,                 MARCH 31,
                                                                   ---------------------------  ------------------------
                                                                       2001            2000        2001          2000
                                                                     ---------      ---------   ----------   ----------
Interest Income:
 Loans receivable:
  First mortgage loans                                             $  1,090,551       944,873    2,134,850    1,828,694
  Consumer and other loans                                              101,679        75,764      197,090      146,087
 Interest on FHLMC Pool                                                      15            28           33           59
 Investment securities                                                   91,761        95,913      197,145      195,021
 Interest-bearing deposits                                               18,961         8,457       38,754       14,047
 Federal funds sold                                                       5,430         1,405        5,430        1,405
                                                                   ------------     ---------   ----------   ----------
   Total Interest Income                                              1,308,397     1,126,440    2,573,302    2,185,313
                                                                   ------------     ---------   ----------   ----------

Interest Expense:
 Deposits                                                               801,799       601,207    1,543,115    1,176,821
 Interest on Federal Home Loan
  Bank advances                                                          67,118        64,971      155,417      106,416
                                                                   ------------     ---------   ----------   ----------
   Total Interest Expense                                               868,917       666,178    1,698,532    1,283,237
                                                                   ------------     ---------   ----------   ----------

Net Interest Income                                                     439,480       460,262      874,770      902,076

Provision for loan losses                                                15,000        15,000       30,000       30,000
                                                                   ------------     ---------   ----------   ----------

Net Interest Income After Provision for Losses                          424,480       445,262      844,770      872,076
                                                                   ------------     ---------   ----------   ----------

Non-Interest Income:
 Gain (loss) on sale of securities                                            0          (327)      (7,582)      (7,387)
 Late charges on loans                                                   13,151         9,583       14,767       18,537
 Service charges                                                         37,613        23,633       67,184       46,252
 Insurance commissions                                                    2,530         2,203        5,652        5,581
 Other income                                                            10,174         6,971       29,933       11,797
 Gain on sale of other real estate                                            0         4,335            0        5,911
 Gain on sale of other repossession                                       5,070             0        5,070            0
                                                                   ------------     ---------   ----------   ----------
   Total Non-Interest Income                                             68,538        46,398      115,024       80,691
                                                                   ------------     ---------   ----------   ----------

Non-Interest Expense:
 Compensation                                                           144,591       138,042      287,557      264,894
 Other personnel expenses                                                63,298        62,260      136,645      125,450
 Occupancy expenses of premises                                          12,315        12,832       26,390       25,038
 Furniture and equipment expenses                                        48,144        53,753      100,451      107,074
 Federal deposit insurance                                                2,309         2,216        4,636        8,285
 Advertising                                                             14,785         5,894       21,763       17,369
 Legal expense                                                           18,534         3,574       25,183       18,273
 Accounting and auditing                                                 28,135        14,850       45,220       28,000
 Office supplies and printing                                            11,541        10,544       21,451       22,121
 Business occupation and other taxes                                     15,576        14,088       36,277       27,249
 Charitable contributions                                                 2,350         1,460        8,160       13,433
 Other operating expenses                                                54,626        52,968      117,364      115,479
                                                                   ------------     ---------   ----------   ----------
   Total Non-Interest Expense                                           416,204       372,481      831,097      772,665
                                                                   ------------     ---------   ----------   ----------

Income Before Income Taxes                                               76,814       119,179      128,697      180,102
Provision for Income Taxes                                               24,071        34,667       46,294       63,357
                                                                   ------------     ---------   ----------   ----------
Net Income                                                         $     52,743        84,512       82,403      116,745
                                                                   ============     =========   ==========   ==========
Earnings Per Share (Basic and Diluted)                             $        .11           .18          .18          .25
                                                                   ============     =========   ==========   ==========

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                    ADDITIONAL                  COMPREHENSIVE    RECEIVABLE
                                          COMMON     PAID IN       RETAINED         INCOME          FROM       TREASURY
                                          STOCK      CAPITAL       EARNINGS         (LOSS)          ESOP         STOCK      TOTAL
                                         --------   ----------    ----------    -------------    ----------  ----------   ---------
Balance, September 30, 1999                66,125    6,135,412     3,491,984          (77,699)     (502,550) (1,438,272)  7,675,000

Net income                                      0            0       116,745                0             0           0     116,745

Treasury stock acquired,
26,698 shares                                   0            0             0                0             0    (280,252)   (280,252)

Other comprehensive income (loss)               0            0             0          (46,490)            0           0     (46,490)

Change in receivable from employee
stock ownership plan                            0            0             0                0        52,900           0      52,900
                                         --------   ----------    ----------    -------------    ----------  ----------   ---------
Balances, March 31, 2000
(Unaudited)                                66,125    6,135,412     3,608,729         (124,189)     (449,650) (1,718,524)  7,517,903
                                         ========   ==========    ==========    =============    ==========  ==========   =========

Balance, September 30, 2000                66,125    6,135,412     3,662,836          (72,086)     (449,650) (1,718,524)  7,624,113

Net income                                      0            0        82,403                0             0           0      82,403

Dividends                                       0     (725,384)     (755,821)               0             0           0  (1,481,205)

Other comprehensive income (loss)               0            0             0          119,494             0           0     119,494

Change in receivable from employee
stock ownership plan                            0            0             0                0        52,900           0      52,900
                                         --------   ----------    ----------    -------------    ----------  ----------   ---------
Balances, March 31, 2001
(Unaudited)                              $ 66,125    5,410,028     2,989,418           47,408      (396,750) (1,718,524)  6,397,705
                                         ========   ==========    ==========    =============    ==========  ==========   =========

                     QUITMAN BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                          SIX MONTHS ENDED MARCH 31
                                                                          -------------------------
                                                                          2001                2000
                                                                        --------            --------
                                                                       (Unaudited)         (Unaudited)
Cash Flows From Operating Activities:
------------------------------------
 Net income                                                           $    82,403            116,745
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                             65,730             71,909
  Provision for loan losses                                                30,000             30,000
  Amortization (Accretion) of securities                                    5,191              5,578
  Gain on sale of foreclosed assets                                        (5,070)            (5,911)
  (Gain) loss on sale of securities                                         7,582              7,386
  Deferred income taxes                                                    (3,926)                33
 Change in Assets and Liabilities:
  (Increase) Decrease in accrued interest receivable                     (141,029)            (1,664)
  Increase (Decrease) in accrued interest payable                          88,396              3,120
  Increase (Decrease) in other liabilities                                (59,235)           (98,945)
  Increase (Decrease) in income taxes payable                               9,152             93,923
  (Increase) Decrease in other assets                                     (35,349)           (86,397)
                                                                       ----------         ----------
 Net cash provided (used) by operating activities                          43,845            135,777
                                                                       ----------         ----------

Cash Flows From Investing Activities:
------------------------------------
 Capital expenditures                                                     (43,556)           (10,281)
 Purchase of available-for-sale securities                             (3,104,566)          (523,319)
 Proceeds from sale of foreclosed property                                 17,070             68,360
 Proceeds from sale of available-for-sale securities                    3,365,156            541,477
 Net (increase) decrease in loans                                      (3,130,310)        (3,722,083)
 Principal collected on mortgage-backed securities                        144,528             51,945
 Increase in cash value of life insurance                                 (99,642)           (90,521)
 Purchase of stock in Federal Home Loan Bank                              (51,800)           (33,600)
                                                                       ----------         ----------
    Net cash provided (used) by investing activities                   (2,903,120)        (3,718,022)
                                                                       ----------         ----------

Cash Flows From Financing Activities:
------------------------------------
 Net increase (decrease) in deposits                                    5,708,171          1,312,347
 Proceeds from Federal Home Loan Bank advances                                  0          2,000,000
 Principal collected on receivable from ESOP                               52,900             52,900
 Purchase of treasury stock                                                     0           (280,252)
 Payments on Federal Home Loan Bank advances                             (500,000)                 0
 Dividends paid                                                        (1,481,205)                 0
                                                                       ----------         ----------
 Net cash provided (used) by financing activities                       3,779,866          3,084,995
                                                                       ----------         ----------

Net Increase (Decrease) in cash and cash equivalents                      920,591           (497,250)
Cash and Cash Equivalents at Beginning of Period                        1,663,455          1,968,695
                                                                       ----------         ----------
Cash and Cash Equivalents at End of Period                            $ 2,584,046          1,471,445
                                                                       ==========         ==========

Supplemental Disclosures of Cash Flows Information:
--------------------------------------------------
 Cash Paid During The Period:
  Interest                                                            $ 1,610,136          1,227,887
  Income taxes                                                             33,290             27,132
 Non-Cash Investing Activities:
  Increase (Decrease) in unrealized gains on available-
    for-sale securities                                                   181,052            (70,439)

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

                                                                                (UNAUDITED)                   (UNAUDITED)
                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 MARCH 31,                     MARCH 31,
                                                                           ---------------------          ------------------
                                                                             2001         2000              2001       2000
                                                                           --------     --------          -------    -------
Net Income                                                                 $ 52,743       84,512           82,403    116,745
                                                                           --------     --------          -------    -------

Other Comprehensive Income, Net of Tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
     arising during the period                                               52,731       (8,603)         114,490    (51,365)
    Reclassification adjustment for (gains)
     losses included in net income                                                0          216            5,004      4,875
                                                                           --------     --------          -------    -------

  Other Comprehensive Income (Loss)                                          52,731       (8,387)         119,494    (46,490)
                                                                           --------     --------          -------    -------

Comprehensive Income                                                       $105,474       76,125          201,897     70,255
                                                                           ========     ========          =======    =======

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                         Notes to Financial Statements
                                  (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

       The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six-month period ended March 31, 2001 is not necessarily indicative of the results which may be expected for the entire year.

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


Note 4 - Earnings Per Share
---------------------------

       The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             MARCH 31,                     MARCH 31,
                                                                        --------------------          -------------------
                                                                          2001        2000              2001        2000
                                                                        --------     -------          -------     -------
(a)  Net income available to shareholders                               $ 52,743      84,512           82,403     116,745
                                                                        --------     -------          -------     -------
            Denominator:
             Weighted-average shares outstanding                         507,262     507,262          507,262     516,907
             Less: ESOP weighted-average shares
             unallocated                                                  39,675      44,965           42,320      47,624
                                                                        --------     -------          -------     -------
(b)  Basic EPS weighted-average shares
       outstanding                                                       467,587     462,297          464,942     469,283

       Effect of dilutive securities                                           0           0                0       1,068
                                                                         -------     -------          -------     -------
(c)  Diluted EPS weighted-average shares
       outstanding                                                       467,587     462,297          464,942     468,215
                                                                        ========     =======          =======     =======

       Basic earnings per share (a/b)                                   $    .11         .18              .18         .25
                                                                        ========     =======          =======     =======

       Diluted earnings per share (a/c)                                 $    .11         .18              .18         .25
                                                                        ========     =======          =======     =======

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at March 31, 2001 and September 30, 2000

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

Total assets increased by $4.0 million or 6.6% due primarily to the increase in cash and cash equivalents and loans resulting from funds received from an increase in deposits.

Total equity decreased by $1,226,408 as result of net income for the six months ended March 31, 2001, changes in other comprehensive income, reduction of a guaranty of a loan to the Bank's employee stock ownership plan and a special distribution of $2.92 per share, $1,481,205, to the Company's stockholders.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis decreased to $141,604 at March 31, 2001 from $193,819 at September 30, 2000. The decrease was the result of fourteen loans being reclassified to performing loans and seven loans being added to non-accrual. The allowance for loan losses was $446,556 at March 31, 2001.

Comparison of the Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income. Net income decreased by $31,769 or 37.6% from net income of $84,512 for the three months ended March 31, 2000 to net income of $52,743 for the three months ended March 31, 2001. This decrease is primarily the result of increased interest income, service charges and other income that was reduced by an increase in interest and non-interest expense. The annualized return on average assets decreased from .61% to .33% for the three months ended March 31, 2000 and 2001, respectively.

Net Interest Income. Net interest income decreased $21,000 or 4.6% from $460,000 for the three months ended March 31, 2000 to $439,000 for the three months ended March 31, 2001. The decrease was primarily due to an increase in the cost of funds of 49 basis points (100 basis points equals 1%).

Interest Income. Interest income increased $182,000 for the three months ended March 31, 2001 compared to the same three months ended March 31, 2000. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 16.59%. This increase in average interest-earning assets added an additional $182,000 of interest income. The average yield on interest-earning assets decreased moderately to 8.86% from 8.9% for the three months ended March 31, 2001 and 2000, respectively.

Interest Expense. Interest expense increased $203,000 from $666,000 for the three months ended March 31, 2000 to $869,000 for the three months ended March 31, 2001. The increase in interest expense was due to an increase in average interest-bearing liabilities of $9.2 million and an increase in the cost of funds of 49 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan Bank increased by $9.2 million, from the three months ended March 31, 2000 to the three months ended March 31, 2001. Many of the certificates of deposit originated during 2000 carry higher rates of interest than that being offered currently. Many of these certificates of deposit mature during the next two quarters.

Non-Interest Income. Non-interest income increased by $22,000 primarily from an increase in late charges, $3,500 service charges, $14,000 and miscellaneous income, $4.500.

Non-Interest Expense. Non-interest expense increased by $44,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $8,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses increased $36,000.

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

Non-interest expense increased as a result of staffing and equipping the bank building opened in April 1999. These expenses have stabilized and our operations in the building have now produced higher overall levels of loan and deposit activity. Our ability to fully offset these increased non-interest expenses will depend in part on our ability to continue to increase the size of the loan portfolio without increasing the provision for loan losses and increase the amount of deposits we hold without substantially increasing interest expense. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $35,000 for the three months ended March 31, 2000 compared to $24,000 for the three months ended March 31, 2001.

Comparison of the Results of Operations for the Six Months Ended March 31, 2001 and 2000

Net Income. Net income decreased by $34,000 or 29% from net income of $117,000 for the six months ended March 31, 2000 to net income of $83,000 for the six months ended March 31, 2001. This decrease is primarily the result of increased interest income and non-interest income that was more than offset by an increase in interest and non-interest expense. The annualized return on average assets decreased from .43% to .27% for the six months ended March 31, 2000 and 2001, respectively.

Net Interest Income. Net interest income decreased $27,000 or 3.0% from $902,000 for the six months ended March 31, 2000 to $875,000 for the six months ended March 31, 2001. The increase was primarily due to an increase in loans and a moderate increase in rates, offset by an increase in interest expense.

Interest Income. Interest income increased $388,000 for the six months ended March 31, 2001 compared to the same six months ended March 31, 2000. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 17.1%. This increase in average interest-earning assets added an additional $388,000 of interest income. The average yield on interest-earning assets increased moderately to 8.82% from 8.77% for the six months ended December 31, 2001 and 2000, respectively.

Interest Expense. Interest expense increased $415,000 from $1,283,000 for the six months ended March 31, 2000 to $1,698,000 for the six months ended March 31, 2001. The increase in interest expense was due to an increase in average interest-bearing liabilities of $8.7 million and an increase in the cost of funds of 63 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $8.7 million, from the six months ended March 31, 2000 to the six months ended March 31, 2001. Many of the certificates of deposit originated during 2000 carry higher rates of interest than that being offered currently. Many of these certificates of deposit mature during the next two quarters.

Non-Interest Income. Non-interest income increased by $34,000 primarily from an increase in service charges, $21,000 and miscellaneous income, $13,000.

Non-Interest Expense. Non-interest expense increased by $58,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $34,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses, including expenses of the Parent Company in the amount of $48,000, increased $24,000.

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

Non-interest expense has increased as a result of staffing and equipping the bank building opened in April 1999. These expenses have stabilized and our operations in the building have now produced higher overall levels of loan and deposit activity. Our ability to fully offset these increased non-interest expenses will depend in part on our ability to continue to increase the size of the loan portfolio without increasing the provision for loan losses and increase the amount of deposits we hold without substantially increasing interest expense. Our non-interest expense would further increase if we built the new branch discussed in the prior paragraph.

Income Taxes. Income tax expense amounted to $63,357 for the six months ended March 31, 2000 compared to $46,294 for the six months ended March 31, 2001.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, the Bank had tangible capital, leverage, and total risk-based capital of 9.04%, 9.04% and 13.92%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

On December 19, 2000 the Board of Directors approved a dividend of $2.92 per share payable January 11, 2001 to shareholders of record on December 29, 2000. This dividend was partially paid from funds made available by dividends from the subsidiary bank and partially paid from funds held by the Company.
Approximately $1.43 per share is deemed to be a return of capital.

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

Pursuant to FASB No. 130 the Company is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter and six months ended March 31, 2001, the savings bank showed unrealized gains, net of tax effect, totaling $52,731 and $119,494, respectively due to a decrease in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Although these gains are unrealized, they do have a positive impact on the Company's capital. The unrealized gains, net of applicable taxes, combined with net operating income of $82,403, a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 and the payment of a $2.92 per share dividend yields a net decrease in the Company's capital of $1,226,408. The book value per share of common stock decreased from $15.03 on September 30, 2000 to $12.61 as of March 31, 2001. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Our annual meeting of the shareholders was held on January 23, 2001. At the meeting, two directors were elected for terms to expire in 2004 and the selection of independent auditors was approved. We have a total of six directors.

                  The results of voting are shown for each matter considered.

Director Election:

Nominee                    Votes For    Votes Withheld    Broker Non-Votes
-------                    ---------    --------------    ----------------
Daniel M. Mitchell, Jr.      327,750        60,142                0
John W. Romine               327,750        60,142                0

Auditor Ratification:
Votes For                    385,572
Votes Against                      0
Abstentions                    2,320
Broker Non-Votes                   0

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


                                  QUITMAN BANCORP, INC.



     Date: May 4, 2001            By:   /s/  Melvin E. Plair
                                        ----------------------------------------
                                        Melvin E. Plair
                                        President and Chief Executive Officer
                                        (Principal Executive and Financial
                                         Officer)
                                        (Duly Authorized Officer)



     Date: May 4, 2001            By:   /s/  Peggy L. Forgione
                                        ----------------------------------------
                                        Peggy L. Forgione
                                        Vice President and Controller
                                        (Chief Accounting Officer)