Form 10QSB
period 2001-06-30
QUITMAN BANCORP INC
filed 2001-08-08
CIK 1051850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   _____________

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2001
                                   -------------

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

                            YES     X                  NO
                               -----------                -----------

    Number of shares of Common Stock outstanding as of June 30, 2001: 507,262

Transitional Small Business Disclosure Format (check one)

                           YES                        NO      X
                              -----------                -----------

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------


                                                                           Page(s)
                                                                           -------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements..............................................  3

 Item 2.  Management's Discussion and Analysis or Plan of Operation......... 10

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings................................................. 15

 Item 2.  Changes in Securities and Use of Proceeds......................... 15

 Item 3.  Defaults upon Senior Securities................................... 15

 Item 4.  Submission of Matters to a Vote of Security Holders............... 15

 Item 5.  Other Information................................................. 15

 Item 6.  Exhibits and Reports on Form 8-K.................................. 15

 Signatures................................................................. 16

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------
                                                                             JUNE 30,                  SEPTEMBER 30,
                                                                             2001                          2000
                                                                         -----------------           ----------------
                                                                           (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
     institutions                                                          $      677,264                     598,471
   Interest-bearing deposits in other bank                                      1,581,194                   1,064,984
   Federal funds sold                                                             110,000                           0
                                                                            -------------                 -----------
   Total Cash and Cash Equivalents                                              2,368,458                   1,663,455
Investment securities:
   Available-for-sale                                                           6,488,692                   6,546,404
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                        52,929,870                  49,052,004
Office properties and equipment, at cost, net of
   accumulated depreciation                                                     1,432,891                   1,483,607
Real estate and other property acquired
   in settlement of loans                                                          41,000                           0
Accrued interest receivable                                                       735,474                     583,330
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                        372,100                     320,300
Cash value of life insurance                                                      756,115                     626,638
Other assets                                                                      133,207                     193,195
                                                                            -------------                 ------------
         Total Assets                                                         $65,257,807                  60,468,933
                                                                              ===========                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits                                                                   $54,098,814                  47,336,018
   Advances from Federal Home Loan Bank                                         4,000,000                   5,000,000
   Accrued interest payable                                                       495,214                     337,586
   Income taxes payable                                                            44,880                      14,770
   Other liabilities                                                              157,623                     156,446
                                                                             ------------                  ----------
         Total Liabilities                                                     58,796,531                  52,844,820
                                                                             ------------                  ----------

Stockholders' Equity:
   Common stock, $.10 par value, 4,000,000
      shares authorized, 661,250 shares
      issued and 507,262 shares outstanding                                        66,125                      66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                    0                           0
   Additional paid in capital                                                   5,410,028                   6,135,412
   Retained Earnings                                                            3,060,539                   3,662,836
   Accumulated other comprehensive income (loss)                                   39,858                     (72,086)
                                                                             ------------                 -----------
                                                                                8,576,550                   9,792,287
   Receivable from employee stock ownership plan                                 (396,750)                   (449,650)
   Treasury stock, 153,988 shares at cost                                      (1,718,524)                 (1,718,524)
                                                                             ------------                 -----------
      Total Stockholders' Equity                                                6,461,276                   7,624,113
                                                                             ------------                 -----------
Total Liabilities and Stockholders' Equity                                    $65,257,807                  60,468,933
                                                                             ============                 ===========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                (UNAUDITED)                      (UNAUDITED)
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ---------------------------      --------------------------
                                                           2001            2000             2001            2000
                                                       ------------    -----------      ------------    ----------
Interest Income:
   Loans receivable:
      First mortgage loans                                 $1,105,645        961,780        3,240,495     2,790,474
      Consumer and other loans                                110,872         82,078          307,962       228,166
   Interest on FHLMC Pool                                          13             24               45            83
   Investment securities                                       95,275         98,900          292,420       293,922
   Interest-bearing deposits                                   10,373          6,428           49,126        20,474
   Federal funds sold                                           4,424            714            9,854         2,118
                                                           ----------     ----------       ----------    ----------
         Total Interest Income                              1,326,602      1,149,924        3,899,902     3,335,237
                                                           ----------     ----------       ----------    ----------

Interest Expense:
   Deposits                                                   825,993        623,241        2,369,108     1,800,063
   Interest on Federal Home Loan
      Bank advances                                            50,875         76,661          206,292       183,078
                                                           ----------     ----------       ----------    ----------
         Total Interest Expense                               876,868        699,902        2,575,400     1,983,141
                                                           ----------     ----------       ----------    ----------

Net Interest Income                                           449,734        450,022        1,324,502     1,352,096
Provision for loan losses                                      15,000         15,154           45,000        45,154
                                                           ----------     ----------       ----------    ----------
Net Interest Income After Provision for Losses                434,734        434,868        1,279,502     1,306,942
                                                           ----------     ----------       ----------    ----------

Non-Interest Income:
   Gain (loss) on sale of securities                                0              0           (7,582)       (7,387)
   Late charges on loans                                       12,671          9,278           27,438        27,815
   Service charges                                             42,868         26,868          110,053        73,120
   Insurance commissions                                        1,159          2,372            6,811         7,953
   Other income                                                11,316          7,804           41,247        19,602
   Gain on sale of other real estate                                0              0                0         5,911
   Gain on sale of other repossession                             430              0            5,500             0
   Gain on sale of fixed assets                                 3,465              0            3,465             0
                                                           ----------     ----------       ----------    ----------
         Total Non-Interest Income                             71,909         46,322          186,932       127,014
                                                           ----------     ----------       ----------    ----------

Non-Interest Expense:
   Compensation                                               144,543        138,924          432,100       403,818
   Other personnel expenses                                    67,078         48,847          203,723       174,296
   Occupancy expenses of premises                              12,655         12,361           39,045        37,399
   Furniture and equipment expenses                            47,498         51,518          147,949       158,592
   Federal deposit insurance                                    2,344          2,205            6,980        10,489
   Advertising                                                  8,315          5,405           30,078        22,775
   Legal expense                                                3,690          3,355           28,873        21,628
   Accounting and auditing                                     23,252         12,475           68,472        40,475
   Office supplies and printing                                10,221          8,879           34,698        31,279
   Business occupation and other taxes                         16,156         12,441           52,433        39,690
   Charitable contributions                                     1,925          1,900           10,085        15,333
   Other operating expenses                                    62,853         53,028          177,189       168,226
                                                           ----------     ----------       ----------    ----------
         Total Non-Interest Expense                           400,530        351,338        1,231,625     1,124,000
                                                           ----------     ----------       ----------    ----------

Income Before Income Taxes                                    106,113        129,852          234,809       309,956
Provision for Income Taxes                                     34,993         44,526           81,286       107,883
                                                           ----------     ----------       ----------    ----------
Net Income                                                 $   71,120         85,326          153,523       202,073
                                                           ==========     ==========       ==========    ==========
Earnings Per Share
    Basic                                                  $      .15            .18              .33           .43
                                                           ==========     ==========       ==========    ==========
    Diluted                                                $      .15            .18              .32           .43
                                                           ==========     ==========       ==========    ==========

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER
                                                 ADDITIONAL                   COMPREHENSIVE   RECEIVABLE
                                       COMMON     PAID IN         RETAINED        INCOME         FROM        TREASURY
                                       STOCK      CAPITAL         EARNINGS        (LOSS)         ESOP          STOCK       TOTAL
                                    ----------   ----------      ----------     ----------     ----------   ---------- -----------
Balance, September 30, 1999             66,125    6,135,412       3,491,984       (77,699)      (502,550)   (1,438,272)  7,675,000

Net income                                   0            0         202,073             0              0             0     202,073

Dividends paid                               0            0        (101,452)            0              0             0    (101,452)

Treasury stock acquired,
 26,698 shares                               0            0               0             0              0      (280,252)   (280,252)

Other comprehensive income (loss)            0            0               0       (40,180)             0             0     (40,180)

Change in receivable from employee
 stock ownership plan                        0            0               0             0         52,900             0      52,900
                                     ---------   ----------     -----------    ----------      ---------   -----------   ---------
Balances, June 30, 2000
 (Unaudited)                            66,125    6,135,412       3,592,605      (117,879)      (449,650)   (1,718,524)  7,508,089
                                     =========   ==========     ===========    ==========      =========   ===========   =========

Balance, September 30, 2000             66,125    6,135,412       3,662,836       (72,086)      (449,650)   (1,718,524)  7,624,113

Net income                                   0            0         153,523             0              0             0     153,523

Dividends paid                               0     (725,384)       (755,821)            0              0             0  (1,481,205)

Other comprehensive income (loss)            0            0               0       111,945              0             0     111,945

Change in receivable from employee
 stock ownership plan                        0            0               0             0         52,900             0      52,900
                                     ---------   ----------     -----------    ----------      ---------   -----------   ---------
Balances, June 30, 2001
 (Unaudited)                         $  66,125    5,410,028       3,060,538        39,859       (396,750)   (1,718,524)  6,461,276
                                     =========   ==========     ===========    ==========      =========   ===========   =========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                              NINE MONTHS ENDED JUNE 30
                                                                        -----------------------------------
                                                                        2001                              2000
                                                                      ----------                      ----------
                                                                      (Unaudited)                     (Unaudited)

Cash Flows From Operating Activities:
-------------------------------------
   Net income                                                         $    153,523                       202,073
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                          97,563                       106,623
      Provision for loan losses                                             45,000                        45,154
      Amortization (Accretion) of securities                                 9,117                         8,645
      Gain on sale of foreclosed assets                                     (5,500)                       (5,911)
      (Gain) loss on sale of securities                                      7,582                         7,387
      Gain on sale of fixed assets                                          (3,465)                            0
      Deferred income taxes                                                 (3,926)                           33
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable                  (152,144)                      (29,750)
      Increase (Decrease) in accrued interest payable                      157,628                        75,393
      Increase (Decrease) in other liabilities                               1,177                       (52,886)
      Increase (Decrease) in income taxes payable                           30,110                         6,068
      (Increase) Decrease in other assets                                    6,247                        (9,864)
                                                                       -----------                   -----------
         Net cash provided (used) by operating activities                  342,912                       352,965
                                                                       -----------                   -----------

Cash Flows From Investing Activities:
-------------------------------------
   Capital expenditures                                                    (59,382)                      (13,536)
   Purchase of available-for-sale securities                            (3,999,422)                     (873,319)
   Proceeds from sale of foreclosed property                                23,070                        68,360
   Proceeds from sale of available-for-sale securities                   3,915,156                       541,477
   Net (increase) decrease in loans                                     (3,981,436)                   (6,077,109)
   Principal collected on mortgage-backed securities                       294,891                        81,019
   Increase in cash value of life insurance                               (129,477)                     (117,403)
   Purchase of stock in Federal Home Loan Bank                             (51,800)                      (33,600)
   Proceeds from sale of fixed assets                                       16,000                             0
                                                                       -----------                   -----------
         Net cash provided (used) by investing activities               (3,972,400)                   (6,424,111)
                                                                       -----------                   -----------

Cash Flows From Financing Activities:
-------------------------------------
   Net increase (decrease) in deposits                                   6,762,796                     4,241,893
   Proceeds from Federal Home Loan Bank advances                                 0                     2,500,000
   Principal collected on receivable from ESOP                              52,900                        52,900
   Purchase of treasury stock                                                    0                      (280,252)
   Payments on Federal Home Loan Bank advances                          (1,000,000)                            0
   Dividends paid                                                       (1,481,205)                     (101,152)
                                                                       -----------                   -----------
         Net cash provided (used) by financing activities                4,334,491                     6,413,089
                                                                       -----------                   -----------

Net Increase (Decrease) in cash and cash equivalents                       705,003                       341,943
Cash and Cash Equivalents at Beginning of Period                         1,663,455                     1,968,695
                                                                       -----------                   -----------
Cash and Cash Equivalents at End of Period                              $2,368,458                     2,310,638
                                                                        ==========                   ===========
Supplemental Disclosures of Cash Flows Information:
---------------------------------------------------
   Cash Paid During The Period:
      Interest                                                          $2,417,772                     1,907,748
      Income taxes                                                          46,886                        97,725
   Non-Cash Investing Activities:
      Increase (Decrease) in unrealized gains on available-
         for-sale securities                                               169,614                       (60,879)

                     QUITMAN BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

                                                                    (UNAUDITED)                        (UNAUDITED)
                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                             -------------------------        -------------------------
                                                              2001             2000              2001            2000
                                                             --------        ---------        ----------       --------
Net Income                                                    $71,120           85,326           153,523        202,073
                                                              -------         --------        ----------       --------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                              (7,550)           6,310           106,941        (45,055)
      Reclassification adjustment for (gains)
        losses included in net income                               0                0             5,004          4,875
                                                              -------         --------        ----------       --------

   Other Comprehensive Income (Loss)                           (7,550)           6,310           111,945        (40,180)
                                                              -------         --------        ----------       --------

Comprehensive Income                                          $63,570           91,636           265,468        161,893
                                                              =======         ========        ==========       ========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine-month period ended June 30, 2001 is not necessarily indicative of the results which may be expected for the entire year.

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


Note 4 - Earnings Per Share
---------------------------

         The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                             --------------------------         -----------------------
                                                               2001              2000             2001           2000
                                                             --------        ----------         ---------     ---------
(a)   Net income available to shareholders                    $71,120            85,326           153,523       202,073
                                                              -------        ----------         ---------     ---------
         Denominator:
           Weighted-average shares outstanding                507,262           507,262           507,262       513,704
           Less:  ESOP weighted-average shares
           unallocated                                         39,675            44,965            41,438        46,741
                                                             --------        ----------         ---------     ---------

(b)   Basic EPS weighted-average shares
         outstanding                                          467,587           462,297           465,824       466,963

         Effect of dilutive securities                         10,777                 0            13,609             0
                                                             --------        ----------         ---------     ---------

(c)   Diluted EPS weighted-average shares
         outstanding                                          478,364           462,297           479,433       466,963
                                                             ========        ==========         =========     =========

         Basic earnings per share (a/b)                      $    .15               .18               .33           .43
                                                             ========        ==========         =========     =========

         Diluted earnings per share (a/c)                    $    .15               .18               .32           .43
                                                             ========        ==========         =========     =========

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at June 30, 2001 and September 30, 2000

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

Total assets increased by $4.8 million or 7.9% due primarily to the increase in cash and cash equivalents and loans resulting from funds received from an increase in deposits.

Total equity decreased by $1,162,837 as result of net income for the nine months ended June 30, 2001, changes in other comprehensive income, reduction of a guaranty of a loan to the Bank's employee stock ownership plan and a special distribution of $2.92 per share, $1,481,205, to the Company's stockholders.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis increased to $267,253 at June 30, 2001 from $193,519 at September 30, 2000. The increase was the result of seventeen loans being reclassified to performing loans and fifteen loans being added to non-accrual, with higher average balances for the non-accrual loans. The allowance for loan losses was $452,347 at June 30, 2001.

Comparison of the Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income. Net income decreased by $14,206 or 16.6% from net income of $85,326 for the three months ended June 30, 2000 to net income of $71,120 for the three months ended June 30, 2001. This decrease is primarily the result of increased non-interest expense that was only partially offset by increased non-interest income, primarily service charges. The special dividend payment in January 2001 of $1,481,205 reduced the amount of funds that could be invested during the three months ended June 30, 2001 and, therefore, negatively impacted interest income. Had this dividend not been paid, interest income and net interest income for the three months ended June 30, 2001 would have been greater amounts. The Company does not expect to pay any additional dividends during calendar year 2001. The annualized return on average assets decreased from .60% to .44% for the three months ended June 30, 2000 and 2001, respectively.

Net Interest Income. Net interest income decreased $288 or .06% from $450,022 for the three months ended June 30, 2000 to $449,734 for the three months ended June 30, 2001. Between the two periods, the cost of funds increased by 23 basis points (100 basis points equals 1%).

Interest Income. Interest income increased $177,000 for the three months ended June 30, 2001 compared to the same three months ended June 30, 2000. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 15.03%. This increase in average interest-earning assets added an additional $177,000 of interest income. The average yield on interest-earning assets increased moderately to 8.68% from 8.65% for the three months ended June 30, 2001 and 2000, respectively.

Interest Expense. Interest expense increased $177,000 from $700,000 for the three months ended June 30, 2000 to $877,000 for the three months ended June 30, 2001. The increase in interest expense was due to an increase in average interest-bearing liabilities of $9.8 million and an increase in the cost of funds of 23 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $9.8 million, from the three months ended June 30, 2000 to the three months ended June 30, 2001. Many of the certificates of deposit originated during 2000 carry higher rates of interest than that being offered currently. Many of these certificates of deposit mature during the next quarter.

Non-Interest Income. Non-interest income increased by $26,000 primarily from an increase in late charges of $3,400, service charges of $16,000, gain on sale of fixed assets of $3,500, and miscellaneous income of $3,100.

Non-Interest Expense. Non-interest expense increased by $49,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $24,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses increased $25,000.

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

Income Taxes. Income tax expense amounted to $85,326 for the three months ended June 30, 2000 compared to $71,120 for the three months ended June 30, 2001.

Comparison of the Results of Operations for the Nine Months Ended June 30, 2001 and 2000

Net Income. Net income decreased by $48,500 or 24% from net income of $202,000 for the nine months ended June 30, 2000 to net income of $153,500 for the nine months ended June 30, 2001. This decrease is primarily the result of increased interest income and non-interest income that was more than offset by an increase in interest and non-interest expense. The annualized return on average assets decreased from .49% to .32% for the nine months ended June 30, 2000 and 2001, respectively.

Net Interest Income. Net interest income decreased $27,500 or 2% from $1,352,000 for the nine months ended June 30, 2000 to $1,324,500 for the nine months ended June 30, 2001. The decrease was primarily due to an increase in loans and a moderate increase in rates, offset by an increase in interest expense.

Interest Income. Interest income increased $565,000 for the nine months ended June 30, 2001 compared to the same nine months ended June 30, 2000. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 16.2%. This increase in average interest-earning assets added an additional $565,000 of interest income. The average yield on interest-earning assets increased moderately to 8.79% from 8.74% for the nine months ended June 30, 2001 and 2000, respectively.

Interest Expense. Interest expense increased $592,000 from $1,983,000 for the nine months ended June 30, 2000 to $2,575,000 for the nine months ended June 30, 2001. The increase in interest expense was due to an increase in average interest-bearing liabilities of $8.8 million and an increase in the cost of funds of 51 basis points (100 basis points equals 1%). The average balances of deposits and advances from the Federal Home Loan bank increased by $8.8 million, from the nine months ended June 30, 2000 to the nine months ended June 30, 2001. Many of the certificates of deposit originated during 2000 carry higher rates of interest than that being offered currently. Many of these certificates of deposit mature during the next quarter.

Non-Interest Income. Non-interest income increased by $60,000 primarily from an increase in service charges of $37,000 and miscellaneous income of $23,000.

Non-Interest Expense. Non-interest expense increased by $108,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense and other operating expenses. Our compensation and other personnel expense increased an aggregate of $58,000 between the periods as a result of year-end pay raises, hiring of additional employees and contributions to the Bank's Restricted Stock Plan approved in April of 1999. Other non-interest expenses, including expenses of the Parent Company in the amount of $59,000, increased $50,000.

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

Income Taxes. Income tax expense amounted to $81,286 for the nine months ended June 30, 2000 compared to $107,883 for the nine months ended June 30, 2001.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2001, the Bank had tangible capital, leverage, and total risk-based capital of 8.04%, 8.04% and 13.76%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

Pursuant to FASB No. 130 the Company is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter and nine months ended June 30, 2001, the savings bank showed unrealized gains (losses), net of tax effect, totaling $(7,550) and $111,945, respectively due to a decrease in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Although these gains are unrealized, they do have a positive impact on the Company's capital. The unrealized gains, net of applicable taxes, combined with net operating income of $153,523, a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 and the payment of a $2.92 per share dividend yields a net decrease in the Company's capital of $1,162,837. The book value per share of common stock decreased from $15.03 on September 30, 2000 to $12.73 as of June 30, 2001. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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


                                 QUITMAN BANCORP, INC.



Date: August 8, 2001             By:      /s/ Melvin E. Plair
                                          --------------------------------------
                                          Melvin E. Plair
                                          President and Chief Executive Officer
                                          (Principal Executive and Financial
                                            Officer)
                                          (Duly Authorized Officer)



Date: August 8, 2001             By:      /s/ Peggy L. Forgione
                                          --------------------------------------
                                          Peggy L. Forgione
                                          Vice President and Controller
                                          (Chief Accounting Officer)