Form 10KSB40
period 2001-09-30
QUITMAN BANCORP INC
filed 2001-12-26
CIK 1051850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   Annual report pursuant to section 13 or 15 (d) of the Securities Exchange
Act of 1934

      For the fiscal year ended September 30, 2001
                                ------------------

[_]   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the transition period from _____________ to _____________.

                           Commission File No. 0-23763

                              Quitman Bancorp, Inc.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

                        Georgia                                                               58-2365866
----------------------------------------------------------------             ----------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                    (I.R.S. Employer Identification No.)

602 East Screven Street, Quitman, Georgia                                                       31643
----------------------------------------------------------------             -----------------------------------------------
(Address of Principal Executive Offices)                                                       (Zip Code)

Issuer's Telephone Number, Including Area Code:                                              (229) 263-7538

Securities registered under Section 12(b) of the Exchange Act:                                   None
                                                                             -----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                    ----------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $5,498,828. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 4, 2001, was $5.6 million.

     As of December 4, 2001, there were issued and outstanding 507,262 shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2001. (Part II)

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

     On October 22, 2001, the Company signed a merger agreement with Colony Bankcorp, Inc. If the merger occurs, existing stockholders will receive cash and common stock of Colony Bankcorp, Inc. in exchange for the common stock of the Company.

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

Lending Activities

     Loan Portfolio Data. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                                       At September 30,
                                                      ----------------------------------------------------------
                                                                  2001                             2000
                                                      ----------------------------------------------------------
                                                       Amount          Percent           Amount        Percent
                                                       ------          -------           ------        -------
                                                                    (Dollars in thousands)
Type of Loans:
Real estate loans:
         One-to-four family residential .......       $39,521           71.90%           $36,014          70.64%
Multi-family (5 or more) dwelling .............         1,277            2.32%               856           1.68
Non residential ...............................         6,665           12.13%             6,160          12.08
Construction ..................................         2,765            5.03%             4,156           8.15
FHLMC pools ...................................             1               0%                 1            .00
Share loans ...................................           672            1.23%               552           1.08
Consumer ......................................         4,061            7.39%             3,249           6.37
                                                      -------      ----------            -------      ---------
                                                       54,962          100.00%            50,988         100.00%
                                                      =======      ==========            =======      =========
Less:
Loans in process ..............................         1,917                              1,426
Allowance for loan losses .....................           450                                438
Deferred loan origination fees and costs ......            59                                 72
                                                      -------                            -------
Total loans, net ..............................       $52,536                            $49,052
                                                      =======                            =======

     Loan Maturity Tables. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2001. The table does not include the effects of possible prepayments or scheduled principal repayments.

     All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                                                 Non
                                                Residential  Residential   Construction      Other       Total
                                                -----------  -----------   ------------      -----       -----
                                                                        (In thousands)
Amounts due:
Within 1 year .................................     $ 3,973      $ 1,376        $ 2,763     $ 4,103     $12,215
Over 1 to 5 years .............................      21,725        4,573             --       4,689      30,987
Over 5 years ..................................      10,467          716             --         577      11,760
                                                    -------      -------        -------     -------     -------

    Total amount due ..........................     $36,165      $ 6,665        $ 2,763     $ 9,369     $54,962
                                                    =======      =======        =======     =======     =======
Less:
Allowance for loan losses .....................                                                             450
Loans in process ..............................                                                           1,918
Deferred loan fees ............................                                                              58
                                                                                                        -------
    Loans receivable, net .....................                                                         $52,536
                                                                                                        =======

     The following table sets forth the dollar amount of all loans due after September 30, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                              Floating or
                                                        Fixed Rates         Adjustable Rates        Total
                                                        -----------         ----------------        -----
                                                                       (In thousands)
Real estate:
Residential .......................................         $32,324                  $ 1,826       $34,150
Non-residential ...................................         $ 4,682                  $   607       $ 5,289
                                                            -------                  -------       -------

Non real estate:
Share loans .......................................         $   125                  $     0       $   125
Consumer ..........................................         $ 3,068                  $   115       $ 3,183
                                                            -------                  -------       --------
                                                            $40,199                  $ 2,548       $42,747
                                                            =======                  =======       =======

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

     Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2001, less than 10% of the one- to four-family residential loans that the Bank held had adjustable rates of interest.

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

     The Bank also originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans typically are made for a term of six months after which the Bank allows one extension of six months. If after one year a unit remains unsold, the Bank requires that the builder make a 10% principal reduction payment and the Bank either then allows the builder to make interest payments for 90 days before he is required to make another principal reduction payment, or the builder may choose that the Bank treat the loan as a regular loan, pursuant to which he will make monthly payments for the full term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience has been that most speculative loans are repaid well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 75%. At September 30, 2001 the Bank's largest speculative loan was $208,500, drawn on a line of credit, and was performing in accordance with its terms.

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

     Loan Approval Authority and Underwriting. The Bank has a loan committee, which is comprised of all 5 directors on the board, that approves larger loans and reviews all loans approved by the officer loan committee for consumer loans. The officer loan committee consists of three officers. Individually, these officers may approve amounts up to $30,000 for secured loans and $10,000 for unsecured loans. Any two of these officers may approve amounts up to $50,000 for either secured or unsecured loans.

     Loan Commitments. At September 30, 2001, commitments to cover originations of mortgage loans totaled $1.9 million. The Bank believes that virtually all of its commitments will be funded.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At September 30, 2001, the aggregate loans outstanding of the Bank's five largest borrowers have outstanding balances of between $677,574 and $871,160.

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

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of SFAS
15. For the year ended September 30, 2001, there was $15,615 in interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans; however, interest income on these loans, which is recorded only when received, was $11,652.

                                                                        At September 30,
                                                                      2001            2000
                                                                    --------         -------
                                                                           (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:

    Construction loans                                                 $ --             $ --
    One- to four-family residential                                     207              168
    All other mortgage loans                                             --               --
Non-mortgage loans:
    Commercial                                                           --               --
    Consumer                                                             16               25
                                                                       ----             ----
Total                                                                   223              193
                                                                       ====             ====
Accruing loans contractually past due 90 days or more:
Mortgage loans:

    Construction loans                                                 $ --             $ --
    One- to four-family residential                                      65               55
    All other mortgage loans                                             --               --
Non-mortgage loans:
    Commercial                                                           --               --
    Consumer                                                             43                5
                                                                       ----             ----
Total                                                                  $108             $ 60
                                                                       ====             ====
Total non-accrual and accrual loans                                    $331             $253
                                                                       ====             ====
Real estate owned                                                      $137             $ --
                                                                       ====             ====
Other non-performing assets                                            $ --             $ --
                                                                       ====             ====
Total non-performing assets                                            $468             $253
                                                                       ====             ====
Total non-performing loans to total loans, net                          .63%             .52%
                                                                       ====             ====
Total non-performing loans to total assets                              .51%             .42%
                                                                       ====             ====
Total non-performing assets to total assets                             .73%             .42%
                                                                       ====             ====

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

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2001, the Bank had $787,000, $157,000, $0 and $0 of loans classified as special mention, substandard, doubtful and loss, respectively.

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

                                                                   At September 30
                                                  -----------------------------------------------
                                                          2001                     2000
                                                  ---------------------    ----------------------

                                                             Percent of               Percent of
                                                              Loans in                 Loans in
                                                                Each                    Each
                                                              Category                Category
                                                               to Total               to Total
                                                  Amount        Loans      Amount      Loans
                                                  ------        -----      ------      ------
                                                             (Dollars in thousands)
At end of period allocated to:
One- to four-family ............................    $337         74.89%     $324         73.97%
Multi-family ...................................      11          2.44         8          1.83
Other real estate ..............................      93         20.67        93         21.23
Consumer .......................................       9          2.00        13          2.97
                                                    ----        ------      ----        ------
Total allowance ................................    $450        100.00%     $438        100.00%
                                                    ====        ======      ====        ======


     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                                            At September 30,
                                                                        ------------------------
                                                                         2001              2000
                                                                        ------------------------
                                                                           (Dollars in thousands)
Total loans, net ................................................       $52,536          $49.052
                                                                        =======          =======
Average loans outstanding .......................................       $50,794          $45,087
                                                                        =======          =======
Allowance balances (at beginning of period) .....................           438              389
Provision:
   Residential ..................................................            16               36
   Non-residential ..............................................            --               --
   Consumer .....................................................            44               24
Net charge-offs (recoveries): ...................................            --               --
   Residential ..................................................            --               --
   Non-residential ..............................................                             --
   Consumer .....................................................            48               11
                                                                        -------          -------

Allowance balance (at end of period) ............................       $   450          $   438
                                                                        =======          =======

Allowance for loan losses as a percent
  of total loans outstanding ....................................           .85%             .89%
                                                                        =======          =======

Net loans charged off as a percent of
  average loans outstanding .....................................           .10%              02%
                                                                        =======          =======

Investment Activities

     Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115.

     The Company's investment securities "available-for-sale" and "held-to-maturity" portfolios at September 30, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States government agencies.

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

                                                                            At September 30,
                                                                     -------------------------------
                                                                     ----------            ---------
                                                                        2001                  2000
                                                                     ----------            ---------
                                                                              (In thousands)
Investment securities:
         U.S. Government securities available-for-sale .........             --               $   --
U.S. Government securities held-to-maturity ....................             --                   --
U.S. Agency securities available-for-sale ......................          4,152                4,831
 U.S. Agency securities held-to-maturity .......................             --                   --
 State, County and Municipal securities
    available-for-sale .........................................            728                  690
State, County and Municipal securities
    held-to-maturity ...........................................             --                   --
                                                                     ----------            ---------
    Total investment securities ................................          4,880                5,521
Interest-bearing deposits ......................................          1,145                1,065
Federal funds sold .............................................            100                   --
FHLB stock .....................................................            372                  320
Mortgage-backed securities available-for-sale ..................          1,803                1,025
Mortgage-backed securities held-to-maturity ....................             --                   --
                                                                     ----------            ---------
    Total investments ..........................................        $ 8,300               $7,931
                                                                     ==========            =========

     The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Company's investments at September 30, 2001 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Further, yields on tax exempt obligations have not been computed on a tax equivalent basis.

                            One Year or Less  One to Five Years  Five to Ten Years   More than Ten Years Total Investment Securities
                           Carrying  Average  Carrying   Average Carrying  Average   Carrying  Average   Carrying  Average  Market
                           Value     Yield    Value      Yield   Value     Yield     Value     Yield     Value     Yield    Value
                           -------   -----    ------     -----   -------   -------   -------   -------   ------    ------   ------
                                                               (Dollars in thousands)
Investment securities:
  U.S. Government
   securities               $   --      --%   $   --        --%   $   --        --%   $   --        --%  $   --        --%  $   --
  U. S. Agency securities      103    6.00     2,603      5.82     1,446      6.50        --        --    4,152      6.07    4,152
  Corporate notes and
   bonds                        --      --        --        --        --        --        --        --       --        --       --
  Other securities(1)           --      --       175      4.20        --        --       553      5.23      728      4.99      728
                           -------   -----    ------     -----   -------    ------    ------   -------   ------    ------   ------
  Total investment
   securities                  103    6.00     2,778      5.72     1,446      6.50       553      5.23    4,880      5.91    4,880
Interest-bearing deposits    1,145    4.14        --        --        --        --        --        --    1,145      4.14    1,145
Federal funds sold             100    3.02        --        --        --        --        --        --      100      3.02      100
FHLB stock                     372    6.96        --        --        --        --        --        --      372      6.96      372
Mortgage-backed securities      --      --       501      5.50        --        --     1,302      5.36    1,803      5.40    1,803
                           -------   -----    ------     -----   -------    ------   -------   -------   ------    ------   ------
  Total investments         $1,720    4.80%   $3,279      5.69%   $1,446      6.50%   $1,855      5.33%  $8,300      5.57%  $8,300
                           =======   =====    ======     =====   =======    ======   =======   =======   ======    ======   ======

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

     Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.

                                                              Certificates
Maturity Period                                                of Deposit
---------------                                                ----------
                                                              (In thousands)

Within three months                                               $ 2,881
Three through six months                                            2,940
Six through twelve months                                           5,184
Over twelve months                                                  1,697
                                                                  -------
                                                                  $12,702
                                                                  =======

     Borrowings. Advances (borrowings) may be obtained from the FHLB of Atlanta to supplement the Bank's supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Bank's stock in the FHLB of Atlanta, a portion of the Bank's first mortgage loans, and other assets.

     The following table sets forth the terms of the Bank's short-term FHLB advances.

                                                                      During the Year ended September 30,
                                                                      ------------------------------------
                                                                             2001                2000
                                                                      ------------------- -----------------
                                                                             (Dollars in thousands)
Balance at period end .........................................             $2,000             $ 5,000
Average balance outstanding during the period .................              4,425               4,230
Maximum amount outstanding at any month-end
during the period .............................................              5,000               5,000
Weighted average interest rate during the period ..............               5.25%                6.4%

Personnel

     At September 30, 2001 the Bank had 15 full-time employees and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with the Bank's employees is good.

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

     Federal law effectively prohibits bank and savings and loan holding companies from affiliating in any way with a non-financial company. The Company may now become affiliated with securities firms and insurance companies but has no intention to do so.

     Unlike more recently created savings and loan holding companies, the Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

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

Qualified Thrift Lender Test.

     Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings institutions may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of September 30, 2001, the Bank was in compliance with its QTL requirement.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Common Stock Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2001 (the "Annual Report"), is incorporated herein by reference.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

     The principal occupation of, and other information about, each director and executive officer of the Company is set forth below as of September 30, 2001. All directors and executive officers have held their present positions for five years unless otherwise stated. All Directors of the Bank became directors of the Company when it was incorporated in December 1997.

     Robert L. Cunningham, III, age, 45, is the Corporate Secretary and Treasurer of R.L. Cunningham & Sons, Inc., a peanut warehouse and peanut seed business. Mr. Cunningham has served as a director of the Bank since 1985, and as Vice Chairman since 1987.

     Melvin E. Plair, age 64, is the President and Chief Executive Officer ("CEO") of the Bank. He has served in this capacity since 1993. Prior to that, Mr. Plair was a loan officer for the Bank. Mr. Plair became a director of the Bank and the Company in December 1997. Mr. Plair has been a director of both the Brooks County and the South Georgia Chambers of Commerce for the past four years, and has also been a director of the South Georgia Area Bankers Association for four years.

     Claude R. Butler, age 63, is a pork producer in Brooks County. He was elected to the Board of Directors in 1980, and has served as Chairman since 1987. Mr. Butler is also a Brooks County Commissioner, and was Chairman of the Brooks County Commission in 1996.

     Walter B. Holwell, age 45, is co-owner and Vice President of Holwell-Fletcher Insurance Agency Inc. Prior to last year, Mr. Holwell operated another insurance agency bearing his name. Mr. Holwell has served on the board of directors since 1988. Active in the community, Mr. Holwell was President of the Brooks County Chamber of Commerce from 1992 to 1993. He was President of Brooks Co. Athletic Boosters. Mr. Holwell is Secretary of Brooks Co. Industrial Authority.

     Daniel M. Mitchell, Jr., age 51, is an attorney with a practice in Quitman. He has served as a director of the Bank since 1986. Mr. Mitchell is a Deacon of the First Baptist Church of Quitman and is Trustee of Westbrook School in Dixie, Georgia.

     John W. Romine, age 54, is President and 100% stockholder of Romine Furniture Co., Inc., a retail furniture store. Mr. Romine has been a Director of the Bank since 1987.

     Peggy L. Forgione, age 50, has been the Vice President since January 1993 and Controller of the Bank since January 1987. She has served the Bank since 1982, and also holds the position of Officer in Charge of Operations. Ms. Forgione was also a director of the Brooks County Chamber of Commerce until 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to the Company. Other than the ESOP, the Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of its Common Stock.

     Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2001 fiscal year, except for one transaction reported two months late by Melvin Plair.

Item 10.  Executive Compensation

Director Compensation

     Each director of the Bank is paid monthly. Total aggregate fees paid to the directors of the Bank for the year ended September 30, 2001 were $55,500. Each director is paid a monthly fee of $750 and the Chairman of the Board is paid a monthly fee of $875. No additional fees are paid for committee meetings. The Company does not pay fees to its directors.

     In April 1999, each non-employee director was awarded 1,587 shares of stock of which 20% vest on each of September 1, 1999, 2000, 2001, 2002 and 2003.

Executive Compensation

     Summary Compensation Table.

     The following table sets forth for the fiscal years ended September 30, 2001, 2000 and 1999, certain information as to the total remuneration earned by Melvin E. Plair, the President and the Chief Executive Officer of the Company. No other executive officer of the Company during such periods received total cash compensation in excess of $100,000.

                                         Annual Compensation                          Long Term Compensation
                        ------------------------------------------------   -------------------------------------------

                                                                           Restricted    Securities
      Name and          Fiscal                            Other Annual       Stock      Underlying       All Other
  Principal Position    Year      Salary   Bonus (1)    Compensation (2)    Award(3)     Options      Compensation (4)
---------------------   -----    -------   ---------    ----------------   ---------    ----------    ----------------
Melvin E. Plair,        2001     $74,700     $6,300          $9,000         $    --           --            $21,530
President, CEO
and Director            2000     $72,000     $6,000          $9,000         $    --           --            $14,397

                        1999     $66,000     $5,500          $9,000         $90,256       23,143            $ 7,495

--------------------------------------------------------------------------------

     (1) Consists of Board fees.

     (2) Bonuses for each calendar year are paid in December of that year and are reported as earned in the fiscal year covering most of that calendar year. For example, the December 2001 bonus payment is reported as earned for the September 30, 2001 fiscal year.

     (3) Represents the award of 9,257 shares of Common Stock under the RSP based upon the average of the bid and ask prices for the Common Stock as reported on the OTC Bulletin Board on April 13, 1999, the date of the award. This award vests at the rate of 20% on September 1, 1999, and 20% annually thereafter. Dividends paid on the restricted shares are distributed within 30 days of the dividend payment date. As of September 30, 2001, Mr. Plair held a total of 3,702 shares of restricted stock worth a total of $48,126 (based on an estimated market value on September 30, 2001 of $13.00 per share).

     (4) For 2001, consists of a 1,656.142 share award by the ESOP valued at $13.00 per share as of the end of the fiscal year. For 2000, consists of a 1,589.0629 share award by the ESOP valued of $9.06 per share as of the end of the fiscal year. For 1999, consists of a 713.8212 share award by the ESOP valued at $10.50 per share as of the end of the fiscal year.

Stock Awards

         The following tables set forth information concerning options granted to Mr. Plair during the fiscal year ended September 30, 2001.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                           Number of Options at     Value of In-the-Money Options
                        Shares Acquired      Value         Fiscal Year-End (#)          at Fiscal Year-End ($)
         Name            on Exercise(#)   Realized ($)  Exercisable/Unexercisable     Exercisable/Unexercisable
---------------------   ----------------  ------------  -------------------------   -------------------------------
Melvin E. Plair                --            $ --               23,143 / 0                   $142,792/ $0

-------------------------------------------------------------------------------------------------------------------

     (1) Based on an estimated market value of $13.00 per share as of the last trade prior to September 30, 2001 and an exercise price of $6.83 per share.

Benefits

Long Term Incentive Plans

         The Company does not presently sponsor any long-term incentive plans nor did it make any awards or payouts under such plans during the fiscal year ended September 30, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended ("1934 Act"). Based upon such reports and information provided by the Company's transfer agent, the following table sets forth, as of December 14, 2001, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock and as to the Common Stock beneficially owned by executive officers and directors of the Company as a group. Management knows of no persons, other than those set forth below, who owned more than 5% of the outstanding shares of Common Stock at December 14, 2001:

                                                                                        Percent of Shares
                                                             Amount and Nature of         of Common Stock
         Name and Address of Beneficial Owner                Beneficial Ownership           Outstanding
--------------------------------------------------------    ----------------------      ----------------
Quitman Federal Savings Bank Employee Stock Ownership                52,900(1)                 10.4%
Plan (the "ESOP")
602 East Screven Street
Quitman, Georgia 31643

Tontine Financial Partners, L.P.                                     43,700(2)                  8.6%
200 Park Avenue, Suite 3900
New York, New York 10166

Melvin E. Plair                                                      30,825                     5.8%
602 East Screven Street
Quitman, Georgia 31643

All Directors and Executive Officers as a Group                     132,070(3)                 23.4%
(7 persons)

-------------------------------------------------------------------------------

         (1) The ESOP purchased these shares for the exclusive benefit of plan employee participants with borrowed funds. These shares are being allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. Unallocated shares are held in a suspense account. The ESOP Trustees must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and allocated shares for which no timely direction is received will be voted as directed by the ESOP Committee.

         (2) Number of shares is based on a Schedule 13G filed with the SEC on June 13, 2000 on behalf of the named entity, Tontine Management, L.L.C. and Jeffrey L. Gendell.

         (3) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting or investment power, unless otherwise indicated. Excludes shares held by the ESOP that are not allocated to these individuals. Includes options to purchase 56,203 shares of Common Stock that may be exercised within 60 days of December 14, 2001, to purchase shares of Common Stock under the 1999 Stock Option Plan. Excludes 10,556 shares of Common Stock previously awarded but presently subject to forfeiture held by the Restricted Stock Plan (the "RSP") over which certain directors, as members of the RSP Committee and as trustees to the RSP, exercise voting power. Also excludes 46,049 shares held by the ESOP (52,900 shares minus 6,851 shares allocated to executive officers) over which certain directors, as members of the ESOP Committee and as trustees to the ESOP, exercise shared voting power. Such individuals disclaim beneficial ownership with respect to the RSP and ESOP shares.

         The following table sets forth for each director, his name, age, the year he first became a director of the Bank, the expiration date of his current terms as director of the Company, and the number and percentage of shares of the Common Stock beneficially owned.

                                                                                        Shares of
                                      Age at                              Current     Common Stock
                                  September 30,    Year First Elected     Term to       Beneficially        Percent of
Name                                   2001        or Appointed/(1)/       Expire       Owned /(2)(3)/        Class
------------------------------    -------------   -------------------     -------     ----------------     ------------
Robert L. Cunningham, III              45               1985                2002          14,919/(4)/         2.9%
Melvin E. Plair                        64               1997                2002          30,825/(5)/         5.8%

Claude R. Butler                       63               1980                2003          15,419/(4)/         3.0%
Walter B. Holwell                      45               1988                2003          13,918/(4)(6)/      2.7%

Daniel M. Mitchell, Jr                 51               1986                2004          22,519/(4)(6)/      4.4%
John W. Romine                         54               1987                2004          12,519/(4)/         2.4%

--------------------------------------------------------------------------------

         /(1)/ Refers to the year the individual first became a director of the Bank. All directors of the Bank as of December 1997 became initial directors of the Company when it was incorporated in December 1997.

        /(2)/ Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting or investment power, unless otherwise indicated.

        /(3)/  Beneficial ownership as of December 14, 2001.

        /(4)/ Includes 3,967 shares of Common Stock which may be acquired pursuant to the exercise of options within 60 days of December 14, 2001.

        /(5)/ Includes 23,143 shares of Common Stock which may be acquired pursuant to the exercise of options within 60 days of December 14, 2001.

        /(6)/ Excludes 52,900 shares of Common Stock held by the ESOP for which such person serves as a member of the ESOP Committee and as a plan trustee and exercises shared voting power. Also excludes 10,556 shares of Common Stock previously awarded but presently subject to forfeiture held by the Restricted Stock Plan (the "RSP") for which such person serves as a member of the RSP Committee and as a plan trustee and exercises voting power. These individuals disclaim beneficial ownership with respect to the RSP and ESOP shares.

Item 12.  Certain Relationships and Related Transactions

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for the Bank's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features, except that the Bank charges an interest rate that is two percent above its cost of funds and the Bank may waive loan fees. That interest rate and the waiver of loan fees are not available to the Bank's other borrowers. All loans by the Bank to its directors and executive officers are subject to regulations of the Office of Thrift Supervision ("OTS") restricting loans and other transactions with affiliated persons of the Bank. In addition, loans to an affiliate must be approved in advance by a disinterested majority of the Board of Directors or be within other guidelines established as a result of OTS regulations. Set forth below is information about these loans to the Bank's executive officers and directors and members of their immediate family where the aggregate balance of loans or lines of credit exceeded $60,000 at any time during the fiscal years ended September 30, 2001 or 2000.

                                                                                     Highest Balance
                                                        Date        Original          During 2001        Interest Rate
   Name of Officer or Director      Loan Type        Originated    Loan Amount        Fiscal Year          Paid
--------------------------------    --------------   -----------   ------------     ---------------     ------------
Melvin E. Plair (President)         Real estate          3/30/01    $105,627.38        $105,627.38          7.80%
                                    Real estate          3/17/00     103,289.43         102,477.48          7.27
                                    Real estate         12/31/98      11,138.44          10,436.67          7.39
                                    Auto                10/31/00      13,507.22          13,507.22          8.37
                                    Consumer             5/31/01       2,000.00           2,000.00          7.87
                                    Camper               9/28/01      10,000.00          10,000.00          8.41
                                    Real estate           2/3/00       2,332.32           1,919.78          7.60


Peggy Forgione (Vice President)     Real estate          3/30/01      42,451.00          42,451.00          7.80
                                    Real estate          3/30/01      39,352.89          39,352.89          7.80
                                    Real estate          3/30/87      13,800.00           4,436.13          8.30
                                    Real estate          12/7/98       3,500.00           2,854.19          7.39
                                    Consumer             9/13/01       1,782.00           1,782.00          8.41


Claude R. Butler (Chairman)         Real estate          3/29/01      54,242.30          54,242.30          7.80
                                    Real estate          4/18/01      10,100.00          10,100.00          8.63
                                    Auto                10/12/00       4,209.49           4,209.49          9.00


R. L. Cunningham (Director)         Real estate          3/19/00      63,475.21          62,684.78          7.27
                                    Real estate          6/18/00       2,908.65           2,447.04          7.77
                                    Real estate          7/10/01      20,977.98          20,461.19          8.15


W. B. Holwell (Director)            Real estate          5/14/93      13,550.00           8,278.77          7.24
                                    Real estate           8/3/00     240,240.35         239,810.52          7.61
                                    Real estate         10/13/00       6,000.00           6,000.00          8.37
                                    Auto                  1/3/00       6,000.00           6,000.00          8.50
                                    Auto                  6/8/00      25,855.96          24,652.70          9.00
                                    Equipment           10/26/99      10,835.00           9,209.17          9.50
                                    Savings              7/27/01      35,000.00          35,000.00          9.20
                                    Savings              9/21/01      10,000.00          10,000.00          9.20


Daniel Mitchell (Director)          Real estate          3/22/00     105,692.76         103,501.71          7.27
                                    Real estate           1/6/01       8,185.11           8,185.11          8.51

Item 13. Exhibits, List, and Reports on Form 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial condition of Quitman Bancorp, Inc. as of September 30, 2001 and 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended September 30, 2001, together with the related notes and the independent auditors' report of Stewart, Fowler & Stalvey, P.C., independent certified public accountants.

     2.   Schedules omitted as they are not applicable.

     3. The following exhibits are included in this Report or incorporated herein by reference:

               (a)   List of Exhibits:
               3(i) Articles of Incorporation of Quitman Bancorp, Inc. * 3(ii) Bylaws of Quitman Bancorp, Inc. *
               10.1  Director Indexed Salary Continuation Plan *
               10.2  Executive Indexed Salary Continuation Plan *
               10.3  1999 Stock Option Plan **
               10.4  1999 Restricted Stock Plan ***
               13    Annual Report to Stockholders for the fiscal year ended
                     September 30, 2001 (only those portions incorporated by
                     reference are deemed "filed")
               21    Subsidiaries of the Registrant****
               23    Consent of Stewart, Fowler & Stalvey, P.C.


--------------------------------------------------------------------------------

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

          (b) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 2001.

                                     QUITMAN BANCORP, INC.


                                     By: /s/ Melvin E. Plair
                                         --------------------------------------
                                         Melvin E. Plair
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 21, 2001.

/s/ Claude R. Butler                 /s/ Melvin E. Plair
----------------------------------   -------------------
Claude R. Butler                     Melvin E. Plair
Chairman of the Board and Director   President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

/s/ Robert L. Cunningham, III        /s/ Peggy L. Forgione
----------------------------------   ---------------------
Robert L. Cunningham, III            Peggy L. Forgione
Vice Chairman and Director           Vice President and Controller
                                     (Principal Accounting Officer)


/s/ Walter B. Holwell
---------------------------------
Walter B. Holwell
Director

/s/ John W. Romine
---------------------------------
John W. Romine
Director

/s/ Daniel M. Mitchell, Jr.
---------------------------------
Daniel M. Mitchell, Jr.
Director