Form 10QSB
period 2001-12-31
QUITMAN BANCORP INC
filed 2002-02-14
CIK 1051850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2001
                                         -----------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 602 East Screven Street, Quitman, Georgia 31643
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)


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

          Number of shares of Common Stock outstanding as of December 31, 2001:
507,262

Transitional Small Business Disclosure Format (check one)


                               YES                  NO     X
                                  ------------          -------

                              QUITMAN BANCORP, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ........................................    3

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...   10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................   13

     Item 2.  Changes in Securities and Use of Proceeds ...................   13

     Item 3.  Defaults upon Senior Securities .............................   13

     Item 4.  Submission of Matters to a Vote of Security Holders .........   13

     Item 5.  Other Information ...........................................   13

     Item 6.  Exhibits and Reports on Form 8-K ............................   13

     Signatures ...........................................................   14

                          PART I. FINANCIAL INFORMATION
                      QUITMAN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------

                                                                       DECEMBER 31,                 SEPTEMBER 30,
                                                                          2001                           2001
                                                                 ----------------------         ---------------------
                                                                           (Unaudited)
Cash and Cash Equivalents:
   Cash and amounts due from depository
      institutions                                                      $         631,142                     792,577
   Interest-bearing deposits in other bank                                      1,137,225                   1,144,567
   Federal funds sold                                                                   0                     100,000
                                                                        -----------------          ------------------
   Total Cash and Cash Equivalents                                              1,768,367                   2,037,144
Investment securities:
   Available-for-sale                                                           7,216,396                   6,682,461
Loans receivable - net of allowance for loan
   losses and deferred origination fees                                        52,360,818                  52,536,279
Office properties and equipment, at cost, net of
   accumulated depreciation                                                     1,371,312                   1,400,845
Real estate and other property acquired
   in settlement of loans                                                         174,410                     137,248
Accrued interest receivable                                                       536,373                     579,296
Investment required by law-stock in Federal
   Home Loan Bank, at cost                                                        372,100                     372,100
Cash value of life insurance                                                      853,344                     785,950
Other assets                                                                      325,485                     295,164
                                                                        -----------------          -------------------
         Total Assets                                                   $      64,978,605                  64,826,487
                                                                        =================          ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Deposits                                                             $      56,305,399                  55,458,001
   Advances from Federal Home Loan Bank                                         1,500,000                   2,000,000
   Accrued interest payable                                                       468,748                     427,435
   Income taxes payable                                                            24,818                      45,121
   Other liabilities                                                               97,881                     235,592
                                                                        -----------------          ------------------
         Total Liabilities                                                     58,396,846                  58,166,149
                                                                        -----------------          ------------------

Stockholders' Equity:
   Common stock, $.10 par value, 4,000,000
      shares authorized, 661,250 shares
      issued and 507,262 shares outstanding                                        66,125                      66,125
   Preferred stock, no par value, 1,000,000
      shares authorized, no shares issued
      or outstanding                                                                    0                           0
   Additional paid in capital                                                   5,410,028                   5,410,028
   Retained Earnings                                                            3,120,435                   3,185,849
   Accumulated other comprehensive income (loss)                                   47,545                     113,610
                                                                        -----------------          ------------------
                                                                                8,644,133                   8,775,612
   Receivable from employee stock ownership plan                                 (343,850)                   (396,750)
   Treasury stock, 153,988 shares at cost                                      (1,718,524)                 (1,718,524)
                                                                        -----------------          ------------------
      Total Stockholders' Equity                                                6,581,759                   6,660,338
                                                                        -----------------          ------------------
Total Liabilities and Stockholders' Equity                              $      64,978,605                  64,826,487
                                                                        =================          ==================

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                        QUARTER ENDED
                                                         DECEMBER 31,
                                                 -----------------------------
                                                      2001             2000
                                                 ------------      -----------
                                                   (Unaudited)     (Unaudited)
Interest Income:
   Loans receivable:
      First mortgage loans                       $  1,047,702        1,044,299
      Consumer and other loans                        127,858           95,411
   Interest on FHLMC Pool                                   7               18
   Investment securities                              101,786          105,384
   Interest-bearing deposits                            6,867           19,793
   Federal funds sold                                     240                0
                                                 ------------     ------------
      Total Interest Income                         1,284,460        1,264,905
                                                 ------------     ------------

Interest Expense:
   Deposits                                           750,182          741,316
   Interest on Federal Home Loan
      Bank advances                                    10,508           88,299
                                                 ------------     ------------
         Total Interest Expense                       760,690          829,615
                                                 ------------     ------------

Net Interest Income                                   523,770          435,290
Provision for loan losses                              15,000           15,000
                                                 ------------     ------------
Net Interest Income After Provision for Losses        508,770          420,290
                                                 ------------     ------------

Non-Interest Income:
   Gain (loss) on sale of securities                        0           (7,582)
   Gain on sale of other real estate                    3,086                0
   Service charges                                     39,909           29,571
   Late charges on loans                                7,328            1,616
   Insurance commissions                                4,666            3,122
   Other income                                        22,124           19,758
                                                 ------------     ------------
         Total Non-Interest Income                     77,113           46,485
                                                 ------------     ------------

Non-Interest Expense:
   Compensation                                       274,146          142,966
   Other personnel expenses                            66,596           73,347
   Occupancy expenses of premises                      11,283           14,075
   Furniture and equipment expenses                    45,046           52,307
   Federal deposit insurance                            2,482            2,327
   Advertising                                          9,804            6,978
   Office supplies                                      9,082            9,388
   Other operating expenses                           115,652          113,504
   Merger and acquisition expense                     101,367                0
                                                 ------------     ------------
         Total Non-Interest Expense                   635,458          414,892
                                                 ------------     ------------

Income Before Income Taxes                            (49,575)          51,883
Provision for Income Taxes                             15,839           22,223
                                                 ------------     ------------
Net Income (Loss)                                $    (65,414)          29,660
                                                 ============     ============

Earnings Per Share - Basic                       $       (.14)             .06
                                                 ============     ============

Earnings Per Share - Diluted                     $       (.13)             .06
                                                 ============     ============
Dividends Per Share                              $        .00             2.92
                                                 ============     ============

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                                                               ACCUMULATED
                                                                                  OTHER
                                                  ADDITIONAL                    COMPREHENSIVE  RECEIVABLE
                                      COMMON       PAID IN       RETAINED         INCOME         FROM       TREASURY
                                       STOCK       CAPITAL       EARNINGS         (LOSS)         ESOP         STOCK        TOTAL
                                     ----------   ----------    ----------     -------------  ----------   ----------   -----------
Balance, September 30, 2000          $   66,125    6,135,412     3,662,836       (72,086)     (449,650)   (1,718,524)    7,624,113

Net income                                    0            0        29,660             0             0             0        29,660

Dividends                                     0     (725,384)     (755,821)            0             0             0    (1,481,205)

Other comprehensive income (loss)             0            0             0        66,763             0             0        66,763

Change in receivable from employee
 stock ownership plan                         0            0             0             0        52,900             0        52,900
                                     ----------   ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2000
 (Unaudited)                         $   66,125    5,410,028     2,936,675        (5,323)     (396,750)   (1,718,524)    6,292,231
                                     ==========   ==========    ==========    ==========    ==========    ==========    ==========

Balance, September 30, 2001          $   66,125    5,410,028     3,185,849       113,610      (396,750)   (1,718,524)    6,660,338

Net income                                    0            0       (65,414)            0             0             0       (65,414)

Other comprehensive income (loss)             0            0             0       (66,065)            0             0
                                                                                                                           (66,065)

Change in receivable from employee
 stock ownership plan                         0            0             0             0        52,900             0        52,900
                                     ----------   ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2001
 (Unaudited)                         $   66,125    5,410,028     3,120,435        47,545      (343,850)   (1,718,524)    6,581,759
                                     ==========   ==========    ==========    ==========    ==========    ==========    ==========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                 QUARTER ENDED DECEMBER 31,
                                                               ----------------------------
                                                                   2001             2000
                                                               -----------     ------------
                                                                 (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:

   Net income (Loss)                                           $   (65,414)          29,660
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                  30,505           35,463
      Provision for loan losses                                     15,000           15,000
      Amortization (Accretion) of securities                         4,627            2,398
      Gain on sale of foreclosed assets                             (3,086)               0
      (Gain) loss on sale of securities                                  0            7,582
      Deferred income taxes                                          6,462           (3,926)
   Change in Assets and Liabilities:
      (Increase) Decrease in accrued interest receivable            42,923           60,523
      Increase (Decrease) in accrued interest payable               41,313           94,332
      Increase (Decrease) in other liabilities                    (137,711)        (116,933)
      Increase (Decrease) in income taxes payable                  (20,303)         (13,043)
      (Increase) Decrease in other assets                           (2,749)          16,467
                                                               -----------      -----------
         Net cash provided (used) by operating activities          (88,433)         127,523
                                                               -----------      -----------

Cash Flows From Investing Activities:

   Capital expenditures                                               (972)          (7,429)
   Purchase of available-for-sale securities                    (1,077,361)        (248,828)
   Proceeds from sale of foreclosed property                        25,924                0
   Proceeds from sale of available-for-sale securities             200,000          740,156
   Net (increase) decrease in loans                                100,461      (1,004,362)
   Principal collected on mortgage-backed securities               238,700           48,464
   Increase in cash value of life insurance                        (67,394)          (8,402)
                                                               -----------      -----------
         Net cash provided (used) by investing activities         (580,642)        (480,401)
                                                               ------------     -----------

Cash Flows From Financing Activities:

   Net increase (decrease) in deposits                             847,398        2,062,100
   Principal collected on receivable from ESOP                      52,900           52,900
   Payments on Federal Home Loan Bank advances                    (500,000)               0
                                                               -----------      -----------
         Net cash provided (used) by financing activities          400,298        2,115,000
                                                               -----------      -----------

Net Increase (Decrease) in cash and cash equivalents              (268,777)       1,762,122
Cash and Cash Equivalents at Beginning of Period                 2,037,144        1,663,455
                                                               -----------      -----------
Cash and Cash Equivalents at End of Period                     $ 1,768,367        3,425,577
                                                               ===========      ===========

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
   Cash Paid During The Period For:
      Interest                                                 $   719,377          735,283
      Income taxes                                                  29,680           31,600
   Non-Cash Investing Activities:
      Increase (Decrease) in unrealized gains on available-
         for-sale securities                                      (100,098)         101,156

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------


                                                        QUARTER ENDED DECEMBER 31,
                                                       ----------------------------
                                                         2001                2000
                                                     ------------         ----------
                                                     (Unaudited)           (Unaudited)
Net Income (Loss)                                    $    (65,414)        $    29,660
                                                     ------------         -----------

Other Comprehensive Income, Net of Tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
        arising during the period                         (66,065)             59,181
      Reclassification adjustment for (gains)
        losses included in net income                           0               7,582
                                                     ------------         -----------

   Other Comprehensive Income (Loss)                      (66,065)             66,763
                                                     ------------         -----------

Comprehensive Income (Loss)                          $   (131,479)             96,423
                                                     =============        ===========

                      QUITMAN BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, statements of comprehensive income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three-month period ended December 31, 2001 is not necessarily indicative of the results which may be expected for the entire year.

         It is suggested that these unaudited financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for Quitman Bancorp, Inc. and Subsidiary for the year ended September 30, 2001.

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

Note 3 - Stock Repurchase
-------------------------

         The Company has adopted a stock repurchase program that allows for the repurchase, from time-to- time, of up to 153,988 shares of common stock. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options. On December 9, 1999, the Company completed its stock repurchase program, having repurchased 153,988 shares of its common stock at a cost of $1,718,524.

Note 4 - Earnings Per Share
---------------------------

         The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:



                                                                     THREE MONTHS ENDED
                                                                          DECEMBER 30,
                                                                 ---------------------------
                                                                  2001                 2000
                                                               ----------          -----------
(a)   Net income available to shareholders                     $  (65,414)              29,660
                                                               ==========          ===========
         Denominator:
           Weighted-average shares outstanding                    507,262              507,262
           Less: ESOP weighted-average shares
           Unallocated                                             39,675               46,741
                                                               ----------          -----------

(b)   Basic EPS weighted-average shares
         outstanding                                              467,587              460,521

         Effect of dilutive securities                             29,013                    0
                                                               ----------          -----------

(c)   Diluted EPS weighted-average shares
         outstanding                                              496,600              460,521
                                                               ==========          ===========

         Basic earnings per share (a/b)                        $     (.14)                 .06
                                                               ==========          ===========

         Diluted earnings per share (a/c)                      $     (.13)                 .06
                                                               ==========          ===========


Note 5 - Merger Agreement
-------------------------

On October 22, 2001, Quitman Bancorp, Inc. and Colony Bankcorp, Inc. entered into an agreement and Plan of Merger and reorganization whereby Colony Bankcorp, Inc. is to acquire 100% of the outstanding shares of Quitman Bancorp, Inc.'s common stock. Each share of Quitman Bancorp, Inc. common stock will receive .683 shares of Colony Bankcorp, Inc. common stock and $4.41 in cash. This agreement is subject to a number of conditions, including receipt of appropriate regulatory approvals.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at December 31, 2001 and September 30, 2001

Quitman Bancorp, Inc. (the "Company") may from time-to-time make written or oral "forward-looking statements" including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes and acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks described above involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time-to-time by or on behalf of the Company.

Total assets increased by $.25 million or .4% due primarily to the increase in investment securities resulting from funds received from an increase in deposits.

Total equity decreased by $78,579 as a result of a net loss for the three months ended December 31, 2001, changes in other comprehensive income and reduction of a guaranty of a loan to the Bank's employee stock ownership plan.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis increased to $525,947 at December 31, 2001 from $223,000 at September 30, 2001. The increase was the result of six loans being reclassified to performing loans and seven loans being added to non-accrual. The allowance for loan losses was $442,459 at December 31, 2001.

Comparison of the Results of Operations for the Three Months Ended December 31, 2001 and 2000

Net Income. Net income decreased by $95,074 from net income of $29,660 for the three months ended December 31, 2000 to net loss of $65,414 for the three months ended December 31, 2001. This decrease is primarily the result an increase in non-interest expenses, which included merger and acquisition expense of $101,367, and as a one-time accelerated benefit plan expense that more than offset increased interest income, service charges and a decrease in interest expense. The annualized return on average assets decreased to (.40%) from .19% for the three months ended December 31, 2001 and 2000, respectively.

Net Interest Income. Net interest income increased $88,480 or 20.3% from $435,290 for the three months ended December 31, 2000 to $523,770 for the three months ended December 31, 2001. The increase was primarily due to a decrease in interest paid on Federal Home Loan Bank advances.

Interest Income. Interest income increased $19,555 for the three months ended December 31, 2001 compared to the same three months ended December 31, 2000. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by 6.7%. This increase in average interest-earning assets added an additional $19,555 of interest income. The average yield on interest-earning assets decreased moderately to 8.4% from 8.9% for the three months ended December 31, 2001 and 2000, respectively.

Interest Expense. Interest expense decreased $69,000 from $830,000 for the three months ended December 31, 2000 to $761,000 for the three months ended December 31, 2001. The decrease in interest expense was due to an increase in average interest-bearing liabilities of $4.6 million, offset by a decrease in the cost of funds of 99 basis points (100 basis points equals 1%).

Non-Interest Income. Non-interest income increased by $31,000 primarily from an increase in service charges of $10,000, increase in gain on sale of repossessed assets of $3,000, decrease in non-recurring loss on sale of securities of $7,600, increase in late charges on loans of $6,000, increase in insurance commissions $2,000 and increase in miscellaneous income of $2,000.

Non-Interest Expense. Non-interest expense increased by $221,000 primarily due to increased compensation and other personnel expense, furniture and equipment expense, merger and acquisition expenses and other operating expenses. Our compensation and other personnel expense increased an aggregate of $124,400 between the periods as a result of contributions to the Bank's Restricted Stock Plan approved in April of 1999. Contributions to the Plan for the three months ended December 31, 2001 were $140,639 as compared to $13,701 for the three month period ended December 31, 2000. This increase was due to a decision to fully fund the Plan during the three month period ended December 31, 2001. Expenses incurred which related to our merger and acquisition agreement amounted to $101,300. Additional merger expenses to be incurred in the next two quarters are estimated to be approximately $200,000. Other non-interest expenses, including expenses of the Parent Company in the amount of $7,100, decreased $5,200.

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

Income Taxes. Income tax expense amounted to $22,223 for the three months ended December 31, 2000 compared to $15,839 for the three months ended December 31, 2001.

Liquidity and Capital Resources

Management monitors our risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2000, the Bank had tangible capital, leverage, and total risk-based capital of 9.39%, 9.39% and 14.33%, respectively, which exceeded the OTS's minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

On December 19, 2000 the Board of Directors approved a dividend of $2.92 per share payable January 11, 2001 to shareholders of record on December 29, 2000. This dividend was partially paid from funds made available by dividends from the subsidiary bank and partially paid from funds held by the Company. Approximately $1.43 per share was deemed to be a return of capital.

We are exploring whether to purchase land and construct a branch. Although no definite plans have been made, if a new branch is built, the land and construction cost would total approximately $600,000. We have sufficient liquid assets to pay for these costs.

Pursuant to FASB No. 130, entities are required to present other comprehensive income and total comprehensive income reflecting certain items in other comprehensive income that are otherwise excluded from net income. For the Company, other comprehensive income relates to recording changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. For the quarter ended December 31, 2001, the savings bank showed unrealized losses, net of tax effect, totaling $66,065 due to decreases in interest rates as the National Money Market reacted to actions by the Federal Open Market Committee. Management does not anticipate the realization of this loss. The unrealized loss does, however, negatively impact the Company's capital. The unrealized losses, net of applicable taxes, combined with a net operating loss of $65,414 and a reduction in the receivable from the Bank's Employee Stock Ownership Plan of $52,900 yields a net decrease in the Company's capital of $78,579. The book value per share of common stock decreased from $13.13 on September 30, 2001 to $12.98 as of December 31, 2001. The Bank's capital continues to exceed regulatory requirements and continues to be adequate to support future asset growth.

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

Item 5. Other Information
        -----------------

               On December 28 and 31, 2001, a registration statement on Form S-4, including a prospectus and proxy material, relating to the proposed merger with Colony Bankcorp, Inc. was filed with the U.S. Securities and Exchange Commission by Colony Bankcorp, Inc.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

               (a)    None.

               (b) A Form 8-K dated October 22, 2001 was filed on October 23, 2001 to announce the execution of an agreement and Plan of Merger between Colony Bankcorp, Inc. and Quitman Bancorp, Inc.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    QUITMAN BANCORP, INC.



Date: February 12, 2001             By:  /s/ Melvin E. Plair
                                         -------------------
                                         Melvin E. Plair
                                         President and Chief Executive Officer
                                         (Principal Executive and Financial
                                         Officer)
                                         (Duly Authorized Officer)



Date: February 12, 2001             By:  /s/ Peggy L. Forgione
                                         ---------------------
                                         Peggy L. Forgione
                                         Vice President and Controller
                                         (Chief Accounting Officer)